Form 10-Q
period 1995-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 1995-05-18
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-74063

                       REAL ESTATE ASSOCIATES LIMITED IV

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3718731

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . 1

              Statements of Operations,
                     Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . 2

              Statement of Partners' Equity,
                     Three Months Ended March 31, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Statements of Cash Flows,
                     Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . 4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Item 2.  Management's Analysis and Discussion of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Item 6.  Exhibits and Reports on Form 8- K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                         1995                        1994
                                                                      (Unaudited)                  (Audited)
                                                                      -----------                 -----------
INVESTMENTS IN AND ADVANCES TO
   LIMITED PARTNERSHIPS                                                $3,315,959                  $3,234,884

CASH AND CASH EQUIVALENTS                                               4,769,543                   4,594,174

SHORT-TERM INVESTMENTS                                                    125,000                     125,000
                                                                       ----------                  ----------

     TOTAL ASSETS                                                      $8,210,502                  $7,954,058
                                                                       ==========                  ==========


                                            LIABILITIES AND PARTNERS' EQUITY

NOTES PAYABLE                                                          $1,230,743                  $1,230,743

INTEREST PAYABLE                                                          463,156                     432,406

ACCOUNTS PAYABLE                                                           26,397                      16,042
                                                                       ----------                  ----------

                                                                        1,720,296                   1,679,191

PARTNERS' EQUITY                                                        6,490,206                   6,274,867
                                                                       ----------                  ----------

     TOTAL LIABILITIES AND PARTNERS' EQUITY                            $8,210,502                  $7,954,058
                                                                       ==========                  ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                                  Three months         Three months
                                                                                     ended                 ended
                                                                                 March 31, 1995       March 31, 1994
                                                                                 --------------       --------------
INTEREST INCOME                                                                    $  28,171             $   17,615

OPERATING EXPENSES:
  Interest expense                                                                    30,750                 30,750
  Management fees                                                                    126,348                126,348
  General and administrative                                                          58,960                 68,127
                                                                                   ---------              ---------

    Total operating expenses                                                         216,058                225,225
                                                                                   ---------              ---------

LOSS FROM OPERATIONS                                                                (187,887)              (207,610)

DISTRIBUTIONS RECOGNIZED AS INCOME                                                   271,226                342,786

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
  AND AMORTIZATION OF ACQUISITION COSTS                                              132,000                163,000
                                                                                   ---------             ----------

NET INCOME                                                                         $ 215,339             $  298,176
                                                                                   =========             ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)

                                                         General              Limited
                                                         Partners             Partners              Total
                                                         --------             --------            ---------
PARTNERSHIP INTERESTS,
   at March 31, 1995                                                             13,202
                                                                             ==========

BALANCE (DEFICIENCY),
   at January 1, 1995                                    $(209,281)          $6,484,148           $6,274,867

Net income for three months
   ended March 31, 1995                                      2,153              213,186              215,339
                                                         ---------           ----------           ----------

BALANCE (DEFICIENCY),
   at March 31, 1995                                     $(207,128)          $6,697,334           $6,490,206
                                                         =========           ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                            1995                 1994
                                                                         ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  215,339           $  298,176
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Equity in income of limited partnerships                             (138,000)            (169,000)
      Amortization of acquisition costs                                       6,000                6,000
      Increase (decrease) in -
         Interest payable                                                    30,750               30,750
         Accounts payable                                                    10,355               20,384
                                                                         ----------           ----------

         Net cash provided by operating activities                          124,444              186,310
                                                                         ----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
      recognized as a return of capital                                      50,925                 -
                                                                         ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   175,369              186,310

CASH AND CASH EQUIVALENTS, beginning of period                            4,594,174            3,937,531
                                                                         ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                 $4,769,543           $4,123,841
                                                                         ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and changes in cash flow for the three months then ended.

       METHOD ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

       The investment in limited partnerships is accounted for on the equity method. Acquisition and selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit.

       SHORT TERM INVESTMENTS

       Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

       INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in twenty-two limited partnerships. In addition, the Partnership holds a general partner interest in REA. NAPICO is also a general partner in REA II. REA II, in turn, holds limited partner interests in seven additional limited

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in twenty-nine partnerships which own residential rental projects consisting of 2,783 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       Certain of the Partnership's investments involved purchases of partnership interest from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,230,743 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest are payable by the Partnership through REA II, and have principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership properties. The notes are collateralized by REA II's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships as defined in the notes. Unpaid interest is due at maturity of the notes.

       The following is a summary of the investment in limited partnerships as of March 31, 1995:

                                                                                         1994
                                                                                      -----------
       Beginning of period                                                             $3,234,884
       Equity in income of limited partnerships                                           138,000
       Distributions recognized as a return of capital                                    (50,925)
       Amortization of acquisition costs                                                   (6,000)
                                                                                      -----------

      End of period                                                                    $3,315,959
                                                                                       ==========

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                                         Three months          Three months
                                                                            ended                 ended
                                                                        March 31, 1995        March 31, 1994
                                                                        --------------        --------------
          INCOME
            Rental and other                                              $5,871,000            $5,802,000
                                                                          ----------            ----------

          EXPENSES
            Depreciation                                                     920,000               920,000
            Interest                                                       2,077,000             2,157,000
            Operating                                                      2,857,000             2,679,000
                                                                          ----------            ----------
                                                                           5,854,000             5,756,000
                                                                          ----------            ----------
            Net income                                                    $   17,000            $   46,000
                                                                          ==========            ==========

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $126,350 for the three months ended March 31, 1995 and 1994.

       The partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $8,001 has been paid and included in the Partnership's operating expenses.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

       The corporate general partner of the partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.       MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary source of funds is the proceeds from its public offering. Other sources include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

       The Partnership will be able to meet its equity contribution commitments as they become due by redeeming portions of its investments from short term investments. There are no expectations that the partnership will require the use of outside financing to satisfy any of its current of long-term obligations, primarily equity contribution commitments.

       The Partnership is obligated on notes payable of $1,230,743 bearing interest at 10 percent, payable at maturity dates ranging from 2015 to 2022 or upon the sale or refinancing of the underlying partnership properties.

       RESULTS OF OPERATIONS

       The Partnership was formed to provide various benefits to its partners as discussed in Item 1 of the annual 10-K report. It is anticipated that the local limited partnerships in which REAL IV has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

       Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.       MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS (CONTINUED)

       Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

       Except for certificates of deposition and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds and certificates of deposit can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

       Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

       A recurring partnership expense is the annual management fee. The fee is payable to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

       Operating expenses, exclusive of management fees and interest consist substantially of professional fees for services rendered to the Partnership and recurring general and administrative expenses.

       The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.,
                                       General Partner


                                   Date:              5/17/95
                                         ----------------------------------



                                   By:    /s/ BRUCE E. NELSON
                                         ----------------------------------
                                         Bruce E. Nelson
                                         President




                                   Date:              5/17/95
                                         ----------------------------------



                                   By:     /s/ SHAWN HORWITZ
                                          ---------------------------------
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer