Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 1995-08-21
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                              Yes   X      No
                                  -----       -----

                      REAL ESTATE ASSOCIATES LIMITED IV
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1995



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . .   1

               Statements of Operations,
                     Six and Three Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . .   2

               Statement of Partners' Equity,
                     Six Months Ended June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   3

               Statements of Cash Flows,
                     Six Months Ended June 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . .   4

               Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

      Item 2.  Management's Analysis and Discussion of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Item 6.  Exhibits and Reports on Form 8- K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                      1995                  1994
                                                                   (Unaudited)           (Audited)
                                                                   -----------          -----------

INVESTMENTS IN AND ADVANCES TO
   LIMITED PARTNERSHIPS                                             $3,165,686           $3,234,884

CASH AND CASH EQUIVALENTS                                            5,620,724            4,594,174

SHORT-TERM INVESTMENTS`                                                125,000              125,000

OTHER RECEIVABLES FROM LIMITED PARTNERSHIPS                             10,000              -
                                                                    ----------           ----------

     TOTAL ASSETS                                                   $8,921,410           $7,954,058
                                                                    ==========           ==========


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Notes payable                                                    $1,230,743           $1,230,743
   Interest payable                                                    346,010              432,406
   Accounts payable                                                     11,995               16,042
                                                                    ----------           ----------

                                                                     1,588,748            1,679,191



PARTNERS' EQUITY                                                     7,332,662            6,274,867
                                                                    ----------           ----------

     TOTAL LIABILITIES AND PARTNERS' EQUITY                         $8,921,410           $7,954,058
                                                                    ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                       Six months           Three months           Six months          Three months
                                         ended                 ended                 ended                 ended
                                     June 30, 1995         June 30, 1995         June 30, 1994         June 30, 1994
                                     -------------         -------------         -------------         -------------
INTEREST INCOME                       $   72,542            $   44,371             $  41,532              $  23,918

OPERATING EXPENSES:
  Interest expense                        61,500                30,750                61,500                 30,750
  Management fees-general partner        252,696               126,348               252,696                126,348
  General and administrative              98,249                39,290                92,824                 24,698
                                      ----------            ---------              ---------              ---------

      Total operating expenses           412,445               196,388               407,020                181,796
                                      ----------            ---------              ---------              ---------

LOSS FROM OPERATIONS                    (339,903)            (152,017)              (365,488)              (157,878)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                            1,133,698             (862,472)               789,737                446,951

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND AMORTI-
  ZATION OF ACQUISITION COSTS            264,000              132,000                326,000                163,000
                                      ----------            ---------              ---------              ---------

NET INCOME                            $1,057,795            $ 842,455              $ 750,249              $ 452,073
                                      ==========            =========              =========              =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)

                                                          General            Limited
                                                          Partners           Partners              Total
                                                         ---------          ----------           ----------
PARTNERSHIP INTERESTS,
   at June 30, 1995                                                             13,202
                                                                            ==========

EQUITY (DEFICIENCY),
   at January 1, 1995                                    $(209,281)         $6,484,148           $6,274,867

Net income for six months
   ended June 30, 1995                                      10,578           1,047,217            1,057,795
                                                         ---------          ----------           ----------
EQUITY (DEFICIENCY),
   at June 30, 1995                                      $(198,703)         $7,531,365           $7,332,662
                                                         =========          ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                 1994
                                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $1,057,795           $  750,249
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in income of limited partnerships                             (276,000)            (338,000)
      Amortization of acquisition costs                                      12,000               12,000
      Increase in advances to limited partnerships                          (10,000)             (37,600)
      Decrease in -
         Interest payable                                                   (86,396)             (15,967)
         Accounts payable                                                    (4,047)              (1,307)
                                                                         ----------           ----------
            Net cash provided by operating activities                       693,352              369,375
                                                                         ----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
      recognized as a return of capital                                     333,198              625,558
                                                                         ----------           ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,026,550              994,933
CASH AND CASH EQUIVALENTS, beginning of period                            4,594,174            3,937,531
                                                                         ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                 $5,620,724           $4,932,464
                                                                         ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 filed by Real Estate Associates Limited IV (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and changes in cash flow for the six months then ended.

       METHOD ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

       The investment in limited partnerships is accounted for on the equity method. Acquisition and selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in twenty-two limited partnerships. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA II. REA

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       II, in turn, holds limited partner interests in seven additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in twenty-nine partnerships which own residential rental projects consisting of 2,783 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

       The following is a summary of the investment in limited partnerships as of June 30, 1995:

       Balance, beginning of period                          $3,234,884
       Equity in income of limited partnerships                 276,000
       Distributions recognized as a return of capital         (333,198)
       Amortization of acquisition costs                        (12,000)
                                                             ----------
       Balance, end of period                                $3,165,686
                                                             ==========


                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                          Six months        Three months       Six months       Three months
                                            ended               ended            ended             ended
                                        June 30, 1995       June 30, 1995    June 30, 1994     June 30, 1994
                                        -------------       -------------    -------------     -------------
          INCOME
            Rental and other            $11,742,000           $5,871,000      $11,604,000       $5,802,000
                                        -----------           ----------      -----------       ----------

          EXPENSES
            Depreciation                  1,840,000              920,000        1,840,000          920,000
            Interest                      4,154,000            2,077,000        4,314,000        2,157,000
            Operating                     5,714,000            2,857,000        5,358,000        2,679,000
                                        -----------           ----------      -----------       ----------

                                         11,708,000            5,854,000       11,512,000        5,756,000
                                        -----------           ----------      -----------       ----------

            Net income                  $    34,000           $   17,000      $    92,000       $   46,000
                                        ===========           ==========      ===========       ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $252,696 for the six months ended June 30, 1995 and 1994.

       The partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $10,668 has been paid and included in the Partnership's operating expenses.

NOTE 4 - CONTINGENCIES

       The corporate general partner of the partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2.       MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

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

       Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the corporate general partner.

       The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment balance is reduced to zero are not recognized.

       Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

       Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds and certificates of deposit can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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



                           REAL ESTATE ASSOCIATES LIMITED IV
                           (a California limited partnership)


                           By: National Partnership Investments Corp., General Partner


                           Date:
                                 ----------------------------------------------



                           By:
                                 ----------------------------------------------
                                 Bruce Nelson
                                 President



                           Date:
                                 ----------------------------------------------



                           By:
                                 ----------------------------------------------
                                 Shawn Horwitz
                                 Executive Vice President and
                                 Chief Financial Officer