Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 1995-11-17
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Balance Sheets, September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . .       1

           Statements of Operations,
                 Nine and Three Months Ended September 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . .       2

           Statement of Partners' Equity,
                 Nine Months Ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

           Statements of Cash Flows,
                 Nine Months Ended September 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . .       4

           Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                             ASSETS
                                                                                            1995                     1994
                                                                                          (Unaudited)              (Audited)
                                                                                          -----------             -----------
INVESTMENTS IN AND ADVANCES TO
     LIMITED PARTNERSHIPS                                                                  $3,297,686              $3,234,884

CASH AND CASH EQUIVALENTS                                                                   5,626,359               4,594,174

SHORT-TERM INVESTMENTS                                                                        125,000                 125,000

OTHER RECEIVABLES FROM LIMITED PARTNERSHIPS                                                    85,000                     -
                                                                                           ----------              ----------

       TOTAL ASSETS                                                                        $9,134,045              $7,954,058
                                                                                           ==========              ==========


                                                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Notes payable                                                                         $1,230,743              $1,230,743
     Interest payable                                                                         376,761                 432,406
     Accounts payable                                                                           3,091                  16,042
                                                                                           ----------              ----------

                                                                                            1,610,595               1,679,191



PARTNERS' EQUITY                                                                            7,523,450               6,274,867
                                                                                           ----------              ----------

       TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $9,134,045              $7,954,058
                                                                                           ==========              ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)



                                               Nine months           Three months          Nine months           Three months
                                                  ended                 ended                 ended                  ended
                                              Sept. 30, 1995        Sept. 30, 1995        Sept. 30, 1994        Sept. 30, 1994
                                              --------------        --------------        --------------        --------------
INTEREST INCOME                                $  113,642             $  41,100             $  75,491               $ 33,959

OPERATING EXPENSES:
     Interest expense                              92,250                30,750                92,250                 30,750
     Management fees-general partner              379,044               126,348               379,044                126,348
     General and administrative                   121,578                23,328               115,402                 22,578
                                               ----------             ---------             ---------               --------

       Total operating expenses                   592,872               180,426               586,696                179,676
                                               ----------             ---------             ---------               --------

LOSS FROM OPERATIONS                             (479,230)             (139,326)             (511,205)              (145,717)

DISTRIBUTIONS RECOGNIZED
     AS INCOME                                  1,331,813               198,115               891,805                102,068

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTI-
     ZATION OF ACQUISITION COSTS                  396,000               132,000               489,000                163,000
                                               ----------             ---------             ---------               --------

NET INCOME                                     $1,248,583             $ 190,789             $ 869,600               $119,351
                                               ==========             =========             =========               ========

NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                      $       95             $      14             $      66               $      9
                                               ==========             =========             =========               ========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)

                                                                          General              Limited
                                                                          Partners             Partners               Total
                                                                          --------             --------             ---------
PARTNERSHIP INTERESTS,
     at September 30, 1995                                                                        13,202
                                                                                              ==========

EQUITY (DEFICIENCY),
     at January 1, 1995                                                   $(209,281)          $6,484,148           $6,274,867

Net income for nine months
     ended September 30, 1995                                                12,486            1,236,097            1,248,583
                                                                          ---------           ----------           ----------

EQUITY (DEFICIENCY),
     at September 30, 1995                                                $(196,795)          $7,720,245           $7,523,450
                                                                          =========           ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                             1995                1994
                                                                                          ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $1,248,583           $  869,600
     Adjustments to reconcile net income to net cash
       provided by operating activities:
            Equity in income of limited partnerships                                        (414,000)            (507,000)
            Amortization of acquisition costs                                                 18,000               18,000
            Increase in advances to limited partnerships                                     (85,000)                 -
            Decrease in -
                  Interest payable                                                           (55,645)              (4,033)
                  Accounts payable                                                           (12,951)                (662)
                                                                                          ----------           ----------

                     Net cash provided by operating activities                               698,987              375,905

CASH FLOW FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships
            recognized as a return of capital                                                333,198              678,967
                                                                                          ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,032,185            1,054,872

CASH AND CASH EQUIVALENTS,
     beginning of period                                                                   4,594,174            3,937,531
                                                                                          ----------           ----------

CASH AND CASH EQUIVALENTS,
     end of period                                                                        $5,626,359           $4,992,403
                                                                                          ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months then ended and changes in cash flow for the nine months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition and selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account.

         NET INCOME PER LIMITED PARTNERSHIP INTEREST

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for the periods presented.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in twenty-two limited partnerships. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA
         II. REA II, in turn, holds limited partner interests in seven additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in twenty-nine partnerships which own residential rental projects consisting of 2,783 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships as of September 30, 1995:

        Balance, beginning of period                            $3,234,884

        Equity in income of limited partnerships                   414,000
        Distributions recognized as a return of capital           (333,198)
        Amortization of acquisition costs                          (18,000)
                                                                ----------
        Balance, end of period                                  $3,297,686
                                                                ==========

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                          Nine months        Three months      Nine months       Three months
                                                             ended               ended            ended             ended
                                                         Sept. 30, 1995     Sept. 30, 1995   Sept.. 30, 1994    Sept. 30, 1994
                                                         --------------     --------------   ---------------    --------------
        INCOME
             Rental and other                              $17,613,000        $ 5,871,000      $17,406,000         $5,802,000
                                                           -----------        -----------      -----------         ----------

        EXPENSES
             Depreciation                                    2,760,000            920,000        2,760,000            920,000
             Interest                                        6,231,000          2,077,000        6,471,000          2,157,000
             Operating                                       8,571,000          2,857,000        8,037,000          2,679,000
                                                           -----------        -----------      -----------         ----------
                                                            17,562,000          5,854,000       17,268,000          5,756,000
                                                           -----------        -----------      -----------         ----------
             Net income                                    $    51,000        $    17,000      $   138,000         $   46,000
                                                           ===========        ===========      ===========         ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $379,044 for the nine months ended September 30, 1995 and 1994.

         The partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $24,003 has been paid and included in the Partnership's operating expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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


                                  REAL ESTATE ASSOCIATES LIMITED IV
                                  (a California limited partnership)


                                  By: National Partnership Investments Corp.,
                                      General Partner


                                  Date: ____________________________________



                                  By: ______________________________________
                                      Bruce Nelson
                                      President



                                  Date: _____________________________________



                                  By: _______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer