Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 1996-04-09
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-74063

                       REAL ESTATE ASSOCIATES LIMITED IV

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3718731

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA  90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No_______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS:

Real Estate Associates Limited IV ("REAL IV" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on August 24, 1981. On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by Lehman Brothers, Inc.

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and Coast Housing Investment Associates ("CHIA"). CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles
H. Boxenbaum as limited partner. The business of REAL IV is conducted primarily by its general partners as REAL IV has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

REAL IV holds limited partnership interests in twenty-two local limited partnerships as of December 31, 1995 and a general partner interest in Real Estate Associates II ("REA II") which in turn holds limited partnership interests in an additional seven limited partnerships. Therefore, REAL IV holds directly or indirectly through REA II investments in twenty-nine local limited partnerships. The general partners of REA II are REAL IV and NAPICO. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remains, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL IV to vary its portfolio in response to changing economic, financial and investment conditions. These investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which REAL IV has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances, REAL IV has the right to replace the general partner of the local limited partnerships.

Although each of the partnerships in which REAL IV has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 1995, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                                          Units Authorized
                                                                             For Rental
                                                                          Assistance Under
                                                                            Section 8/or
                                                                             Other Rent
                                                          No. of             Supplement             Units         Percentage of
Name & Location                                           Units                Program             Occupied        Total Units
- ---------------                                           ------          ---------------          --------        -----------
Alliance Towers
  Alliance, OH                                             101                 101/0                100                 99%

Antelope Valley Apartments
  Lancaster, CA                                            121                 121/0                117                 97%

Armitage Commons
  Chicago, IL                                              104                 104/0                103                 99%

Barnesboro Family Project
  Barnesboro, PA                                            62                  62/0                 58                 94%

Baughman Towers
  Philippi, WV                                             104                 104/0                103                 99%

Beacon Hill/
Hillsdale Place
  Hillsdale, MI                                            199                 199/0                194                 97%

Branford Elderly II
  Branford, CT                                              44                  44/0                 44                100%

Buckingham Apartments
  Los Angeles, CA                                           83                  83/0                 82                 99%

Coatesville Towers
  Coatesville, PA                                           90                  90/0                 89                 99%

Daniel Scott Commons
  Chester, PA                                               72                  72/0                 70                 97%

Ethel Arnold Bradley Gardens
  Los Angeles, CA                                           81                  81/0                 79                 98%

Glenoaks Townhouses
  Los Angeles, CA                                           48                  48/0                 48                100%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                                          Units Authorized
                                                                             For Rental
                                                                          Assistance Under
                                                                            Section 8/or
                                                                             Other Rent
                                                          No. of             Supplement             Units         Percentage of
Name & Location                                           Units                Program             Occupied        Total Units
- ---------------                                           ------          ---------------          --------        ------------
Lakeland Place
  Waterford, MI                                            200                 200/  0              200                100%

Loch Haven Apartments
  Lauderhill, FL                                           208                    None              204                 98%

Ninety-Five Vine Street
  Hartford, CT                                              31                  31/  0               28                 90%

Oakridge Park Apartments
  North Biloxi, MS                                          40                   0/ 40               39                 98%

O'Fallon Apartments
  O'Fallon, IL                                             132                 132/  0              132                100%

One Madison Avenue
  Madison, ME                                               27                  27/  0               26                 96%

Pacific Coast Villa
  Long Beach, CA                                            50                  50/  0               49                 98%

Queensbury Heights
  Middlesboro, KY                                           64                   0/ 64               58                 91%

Rosewood Apartments
  Camarillo, CA                                            150                    None              149                 99%

Sandwich Apartments
  Sandwich, IL                                              90                  90/  0               88                 98%

Scituate Vista
  Cranston, RI                                             232                 230/  0              230                100%


Sterling Village
  San Bernardino, CA                                        80                  80/  0               79                 99%

Villa del Sol
  Norwalk, CA                                              121                    None              112                 93%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                            Units Authorized
                                                               For Rental
                                                            Assistance Under
                                                              Section 8/or
                                                               Other Rent
                                           No. of              Supplement            Units          Percentage of
Name & Location                            Units                Program            Occupied          Total Units
- ---------------                            ------           ----------------       --------          ------------
Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI                       32                   0/ 32               30                 94%

Vista Park Chino
Chino, CA                                     40                  40/  0               40                100%

Wasco Arms Apartments
Wasco, CA                                     78                  78/  0               75                 96%

Wright Park Phase II
Rome, NY                                      99                  20/ 20               44                 44%
                                           -----               ---------            -----
TOTALS                                     2,783               2,087/156            2,670                 96%
                                           =====               =========            =====

ITEM 2.  PROPERTIES:

Through its investment in local limited partnerships, REAL IV holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1995, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL IV.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 2,703 registered holders of units in REAL IV. No distributions have been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                          Year Ended December 31,

                                    1995           1994           1993          1992           1991
                               ------------   ------------   -----------    -----------    -----------
Loss From Partnership
   Operations                  $  (654,466)   $  (680,262)   $  (697,033)   $  (705,158)   $  (644,530)

Distributions From
   Limited Partnerships
   Recognized as Income          1,222,286      1,053,488        948,374        737,962        777,030

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs               487,116        314,015        372,206        174,023        (14,722)
                               ------------   ------------   -----------    -----------    -----------
Net Income                     $ 1,054,936    $   687,241    $   623,547    $   206,827    $   117,778
                               ============   ===========    ===========    ===========    ===========
Net Income per Limited
   Partnership Interest        $        80    $        52    $        47    $        16    $         9
                               ============   ===========    ===========    ===========    ===========


Total assets                   $ 8,997,384    $ 7,954,058    $ 7,226,884    $ 6,588,593    $ 6,330,155
                               ============   ===========    ===========    ===========    ===========
Investments in Limited
   Partnerships                $ 3,221,339    $ 3,234,884    $ 3,289,353    $ 3,070,307    $ 3,252,058
                               ============   ===========    ===========    ===========    ===========
Notes Payable                  $ 1,230,743    $ 1,230,743    $ 1,230,743    $ 1,230,743    $ 1,230,743
                               ============   ===========    ===========    ===========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

REAL IV received $16,500,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 12, l982 to July 15, 1982, pursuant to a registration statement on Form S-11. As of March 31, 1983, REAL IV received an additional $16,500,000 in subscriptions pursuant to the exercise of warrants and the sale of additional limited partnership interests.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL IV has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its prportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the corporate general partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

Operating expenses, exclusive of management fees and interest,consist substantially of professional fees for services rendered to the Partnership.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 22 percent and 30 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income of these limited partnerships represents 27 percent, 20 percent and 33 percent of the total net income of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                         1995          1994
                                                     ----------    ----------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)    $3,221,339    $3,234,884

     CASH AND CASH EQUIVALENTS (Note 1)               5,561,045     4,594,174

     SHORT TERM INVESTMENTS (Note 1)                    125,000       125,000

     OTHER ASSETS                                       90,000             -
                                                     ----------    ----------
               TOTAL ASSETS                          $8,997,384    $7,954,058
                                                     ==========    ==========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

     LIABILITIES:
        Notes payable (Notes 3 and 7)                $1,230,743    $1,230,743
        Interest payable (Notes 3 and 7)                407,511       432,406
        Accounts payable                                 29,327        16,042
                                                     ----------    ----------
                                                      1,667,581     1,679,191
                                                     ----------    ----------
     COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

     PARTNERS' EQUITY (DEFICIENCY):
        General partners                               (198,732)     (209,281)
        Limited partners                              7,528,535     6,484,148
                                                     ----------    ----------
                                                      7,329,803     6,274,867
                                                     ----------    ----------
                TOTAL LIABILITIES AND PARTNERS'
                     EQUITY                          $8,997,384    $7,954,058
                                                     ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                      1995           1994           1993
                                                  ----------     ----------      ---------
INTEREST INCOME                                   $  152,450     $  105,982      $  83,290
                                                  ----------     ----------      ---------
OPERATING EXPENSES:
  Legal and accounting                                89,895         83,322         77,027
  Management fees - general partner (Note 4)         505,392        505,392        505,392
  Interest (Note 2)                                  123,000        123,000        123,000
  Administrative  (Note 4)                            88,629         74,530         74,904
                                                  ----------     ----------      ---------
TOTAL OPERATING EXPENSES                             806,916        786,244        780,323

LOSS FROM OPERATIONS                                (654,466)      (680,262)      (697,033)

DISTRIBUTIONS FROM LIMITED
  PARTNERSHIPS RECOGNIZED AS
  INCOME (Note 2)                                  1,222,286      1,053,488        948,374

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND AMORTIZATION
  OF ACQUISITION COSTS                               487,116        314,015        372,206
                                                  ----------     ----------      ---------
NET INCOME                                        $1,054,936     $  687,241      $ 623,547
                                                  ==========     ==========      =========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST (Note 1)                               $       80     $       52      $      47
                                                  ==========     ==========      =========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                      General        Limited
                                      Partners       Partners             Total
                                    ---------       ----------         -----------
     EQUITY (DEFICIENCY),
        January 1, 1993             $(222,388)      $5,186,467          $4,964,079
        Net income for 1993             6,235          617,312             623,547
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1993            (216,153)       5,803,779           5,587,626
        Net income for 1994             6,872          680,369             687,241
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1994            (209,281)       6,484,148           6,274,867
        Net income for 1995            10,549        1,044,387           1,054,936
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1995           $(198,732)      $7,528,535          $7,329,803
                                    =========       ==========          ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                              1995           1994           1993
                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $1,054,936     $  687,241     $  623,547
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of limited partnerships and amorti-
            zation of additional basis and acquisition costs                 (487,116)      (314,015)      (372,206)
         Decrease (increase) in other assets                                  (90,000)          -            53,400
         Decrease (increase) in accounts payable and
            interest payable                                                  (11,610)        39,933         14,744
                                                                           ----------     ----------     ----------
            Net cash provided by operating activities                         466,210        413,159        319,485
                                                                           ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributions to limited partnerships                                 -          (200,000)       (47,716)
   Increase in short term investments                                            -          (125,000)          -
   Distributions from limited partnerships
     recognized as return of capital                                          500,661        568,484        200,876
                                                                           ----------     ----------     ----------
           Net cash provided by investing activities                          500,661        243,484        153,160
                                                                           ----------     ----------     ----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                           966,871        656,643        472,645

CASH AND CASH EQUIVALENTS,
   beginning of year                                                        4,594,174      3,937,531      3,464,886
                                                                           ----------     ----------     ----------
CASH AND CASH EQUIVALENTS,
   end of year                                                             $5,561,045     $4,594,174     $3,937,531
                                                                           ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                               $  147,896     $   96,283     $   96,353
                                                                           ==========     ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited IV (the Partnership) was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Coast Housing Investments Associates
         (CHIA), a limited partnership. Casden Investment Corp. owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO.

         The Partnership issued 13,200 limited partner interests through a public offering. The general partners have a 1 percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2033) from the date of formation of the Partnership or the occurrence of various other events as specified in the terms of the Partnership Agreement.

         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority item equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) sold and shall receive from the sale of the project(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         These financial statements include the accounts of the Partnership and Real Estate Associates II (REA II), a California general partnership in which the Partnership holds a 99.9 percent general partner interest. Losses in excess of the minority interest is equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

         Net Income Per Limited Partnership Interest

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for all years presented.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less.

         Short Term Investments

         Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in twenty-two limited partnerships. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA
         II. REA II, in turn, holds limited partner interests in seven additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in twenty-nine partnerships which own residential low income rental projects consisting of 2,783 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

         Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $9,713,000 and $9,316,000 as of December 31, 1995 and 1994, respectively.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                             1995                 1994
                                                                                          ----------           ----------
         Investment balance, beginning of year                                            $3,234,884           $3,289,353
         Equity in income of limited partnerships                                            665,948              496,078
         Amortization of additional basis capitalized
           acquisition costs and fees                                                       (178,832)            (182,063)
         Distributions recognized as return of capital                                      (500,661)            (568,484)
         Capital contributions                                                                 -                  200,000
                                                                                          ----------           ----------
         Investment balance, end of year                                                  $3,221,339           $3,234,884
                                                                                          ==========           ==========

         The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1993, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis costs capitalized to the investment account and cumulative distributions recognized as income.

         Selected financial information from the combined financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                                     1995                 1994
                                                                                   --------             --------
                                                                                          (in thousands)

             Land and buildings, net                                               $ 65,753             $ 69,147
                                                                                   ========             ========
             Total assets                                                          $ 81,698             $ 83,590
                                                                                   ========             ========
             Mortgages payable                                                     $ 93,181             $ 92,831
                                                                                   ========             ========
             Total liabilities                                                     $ 98,494             $ 98,716
                                                                                   ========             ========
             Deficiency of Real Estate
               Associates Limited IV                                               $(15,945)            $(14,332)
                                                                                   ========             ========
             Deficiency of other partners                                          $   (851)            $   (794)
                                                                                   ========             ========

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                                                   1995               1994           1993
                                                                                 --------           --------       --------
                                                                                                 (in thousands)
         Total revenue                                                            $23,498            $23,484         $23,207
                                                                                  =======            =======         =======
         Interest expense                                                         $ 8,088            $ 8,309         $ 8,627
                                                                                  =======            =======         =======
         Depreciation                                                             $ 3,764            $ 3,679         $ 3,678
                                                                                  =======            =======         =======
         Total expenses                                                           $23,559            $23,416         $23,022
                                                                                  =======            =======         =======
         Net income (loss)                                                        $   (61)           $    68         $   185
                                                                                  =======            =======         =======
         Net income allocable to the Partnership                                  $   269            $   318         $   436
                                                                                  =======            =======         =======

         Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

         An affiliate of NAPICO is the general partner in two of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of their revenue. The affiliate received property management fees of $120,060, $119,980 and $117,316 in 1995,
         1994 and 1993, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                                                    1995              1994           1993
                                                                                  --------          --------       --------
                                                                                                 (in thousands)

          Total assets                                                             $ 5,896           $ 5,384
                                                                                   =======           =======
          Total liabilities                                                        $ 8,894           $ 8,410
                                                                                   =======           =======
          Deficiency of Real Estate Associates Limited IV                          $(2,968)          $(2,995)
                                                                                   =======           =======
          Deficiency of other partners                                             $   (30)          $   (31)
                                                                                   =======           =======
          Total revenue                                                            $ 2,831           $ 2,775        $ 2,727
                                                                                   =======           =======        =======
          Net income                                                               $   220           $   181        $   160
                                                                                   =======           =======        =======

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.       NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,230,743 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest are payable by the Partnership through REA II, and have principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership properties. The notes are collateralized by REA II's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships as defined in the notes. Unpaid interest is due at maturity of the notes.

         Maturity dates on the notes payable are as follows:

                 Years Ending December 31
                 ------------------------
                       1996                                  $         -
                       1997                                            -
                       1998                                            -
                       1999                                            -
                       2000                                            -
                      Thereafter                                   1,230,743
                                                                  ----------
                                                                  $1,230,743
                                                                  ==========

4.       FEES AND EXPENSES DUE GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interest in the capital accounts of the respective partnerships.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $32,004, $30,841 and $30,665 in 1995, 1994
         and 1993, respectively, and is included in operating expenses.

5.       CONTINGENCIES

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


6.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

         The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.       FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $91,000, between the estimated nine-month equity in income and the actual 1995 income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              Year Ended December 31, 1995
                                          -------------------------------------------------------------------------
                                                                       Cash
                                          Balance       Capital        Distri-          Equity            Balance
                                          January       Contri-        butions            in              December
Limited Partnerships                      1, 1995       butions        Received      Income (Loss)        31, 1995
- -------------------                     ----------     ---------      ----------     -------------       ----------
Alliance Towers                         $              $              $ (57,930)       $  57,930         $     -
Antelope Village Apts.                                                  (57,433)          57,433               -
Armitage Commons
Barnesboro Family Project                  482,115                     (139,741)         (45,537)           296,837
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                        157,786                      (14,900)          45,609            188,495
Buckingham Apts.
Coatesville Towers                           -                          (85,185)          85,185               -
Daniel Scott Commons                         7,262                       (7,262)                               -
Ethel Arnold Bradley                       324,129                      (10,578)         (33,313)           280,238
Glen Oaks Townhomes
Lakeland Place                             110,512                      (37,632)          67,661            140,541
Loch Haven Apts.                           834,403                      (90,000)          45,847            790,250
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts
Scituate Vista                           1,318,677                                       206,301          1,524,978
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                        ----------     ---------      ---------        ---------         ----------

              TOTAL                     $3,234,884     $   -          $(500,661)       $ 487,116         $3,221,339
                                        ==========     =========      =========        =========         ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                               Year Ended December 31, 1994
                                          --------------------------------------------------------------------------
                                                                       Cash
                                          Balance       Capital        Distri-            Equity           Balance
                                          January       Contri-        butions              in             December
Limited Partnerships                      1, 1994       butions        Received        Income (Loss)       31, 1994
- --------------------                   ----------       --------     -----------       -------------     -----------
Alliance Towers                         $  117,965      $             $(194,505)         $  76,540       $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project                   96,560       200,000                           185,555          482,115
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                        149,216                      (13,903)            22,473          157,786
Buckingham Apts.
Coatesville Towers                          33,676                      (94,064)            60,388             -
Daniel Scott Commons                        56,191                      (85,000)            36,071            7,262
Ethel Arnold Bradley                       335,120                      (10,579)              (412)         324,129
Glen Oaks Townhomes
Lakeland Place                              86,633                      (37,632)            61,511          110,512
Loch Haven Apts.                           820,365                      (15,778)            29,816          834,403
Ninty-Five Vine St.                        213,316                                        (213,316)
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts
Scituate Vista                           1,380,311                     (117,023)            55,389        1,318,677
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                        ----------      --------      ---------          ---------       ----------

              TOTAL                     $3,289,353      $200,000      $(568,484)         $ 314,015       $3,234,884
                                        ==========      ========      =========          =========       ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      Year Ended December 31, 1993
                                                                      ----------------------------

                                                                      Cash                                               Future
                                       Balance        Capital        Distri-          Equity            Balance          Capital
                                       January        Contri-        butions            in              December      Contributions
Limited Partnerships                   1, 1993        butions        Received       Income (Loss)       31, 1993         Payable
- --------------------                   -------        -------        --------       -------------       ---------     -------------
Alliance Towers                       $               $             $ (32,505)        $  150,470       $  117,965        $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project                 58,190                                          38,370           96,560         205,000
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                      127,268                       (5,979)            27,927          149,216
Buckingham Apts.
Coatesville Towers                                                    (84,121)           117,797           33,676
Daniel Scott Commons                     306,638                                        (250,447)          56,191
Ethel Arnold Bradley                     402,045                      (10,473)           (56,452)         335,120
Glen Oaks Townhomes
Lakeland Place                            16,292                      (67,798)           138,139           86,633
Loch Haven Apts.                         709,969        47,716                            62,680          820,365
Ninty-Five Vine St.                      231,223                                         (17,907)         213,316
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts
Scituate Vista                         1,218,682                                         161,629        1,380,311
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                      ----------      --------      ---------         ----------       ----------        --------
              TOTAL                   $3,070,307      $ 47,716      $(200,876)        $  372,206       $3,289,353        $205,000
                                      ==========      ========      =========         ==========       ==========        ========

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTES:           1.       Equity in income (losses) of the limited partnerships
                          represents the Partnership's allocable share of the net income (loss) from the limited partnerships for the year. Equity in income (losses) of the limited partnerships will be recognized until the investment balance is reduced to zero, or below zero to an amount equal to future capital contributions to be made by the Partnership.

                 2. Cash distributions from the limited partnerships will be treated as a return on the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III
                       REAL ESTATE ASSOCIATES LIMITED IV
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1995



                                      Number  Outstanding                 Buildings,
                                        of     Mortgage                  Furnishings,                    Accumulated   Construction
      Partnership/Location            Units      Loan          Land       & Equipment         Total      Depreciation     Period
      --------------------            ----   -----------   -----------   ------------    ------------   -------------  ------------
Alliance Towers                        101   $ 2,468,265   $   306,054   $  3,205,200    $  3,511,254    $2,120,866          (A)
 Alliance, OH
Antelope Valley Apartments             121     5,412,086       377,311      6,827,086       7,204,397     3,149,459    1982-1983
 Lancaster, CA
Armitage Commons                       104     4,873,096       234,000      4,816,326       5,050,326     2,336,964    1982-1983
 Chicago, IL
Barnesboro Family Project               62     1,956,417        55,247      2,742,741       2,797,988     1,197,941    1982-1983
 Barnesboro, PA
Baughman Towers                        104     3,662,658       285,159      4,045,437       4,330,596     2,627,119          (A)
 Phillippi, WV
Beacon Hill/                           199     6,879,253     1,209,738      7,861,691       9,071,429     5,382,211          (A)
Hillsdale Place
 Hillsdale, MI
Branford Elderly II                     44     1,463,159       306,089      1,625,960       1,932,049       519,605    1982-1983
 Branford, CT
Buckingham Apartments                   83     3,579,170       608,527      4,054,297       4,662,824     1,833,865    1982-1983
 Los Angeles, CA
Coatesville Towers                      90     2,559,390       429,145      2,945,838       3,374,983     1,964,747          (A)
 Coatesville, PA
Daniel Scott Commons                    72     3,205,700        86,400      3,787,978       3,874,378     1,234,755    1982-1983
 Chester, PA
Ethel Arnold                            81     4,088,662     1,020,762      3,979,226       4,999,988     1,272,750    1982-1983
 Los Angeles, CA
Glenoaks Townhouses                     48     2,529,367       716,570      2,555,316       3,271,886     1,171,735    1982-1983
 Los Angeles, CA
Lakeland Place                         200     4,932,302       663,771      5,325,248       5,989,019     3,772,463          (A)
 Waterford, MI
Loch Haven Apartments                  208     3,000,000       402,000      4,456,799       4,858,799     3,059,151          (A)
 Lauderhill, FL
Oakridge Park Apts.                     40       960,945        40,000      1,125,466       1,165,466       981,509    1982-1983
 North Biloxi, MS
One Madison Avenue                      27       960,594        83,750      1,076,522       1,160,272       515,366    1982-1983
 Madison, ME
O'Fallon Apartments                    132     4,477,144       149,211      4,768,491       4,917,702     2,111,452    1981-1982
 O'Fallon, IL
Pacific Coast Villa                     50     1,249,904       100,000      1,607,587       1,707,587       830,244          (A)
 Long Beach, CA
Queensbury Heights                      64     1,891,885        50,000      2,560,072       2,610,072     1,009,738    1982-1983
 Middlesboro, KY
Rosewood Apartments                    150     5,400,625       541,000      5,799,175       6,340,175     3,139,539          (A)
 Camarillo, CA
Sandwich Apartments                     90     2,520,000        60,000      3,569,713       3,629,713     2,413,411          (A)
 Sandwich, IL
Scituate Vista                         232     7,357,199       411,548     10,146,815      10,558,363     4,012,782    1981-1983
 Cranston, RI
Sterling Village                        80     2,890,137       280,000      3,479,727       3,759,727     2,076,471    1982-1983
 San Bernardino, CA
Villa del Sol                          121     3,668,245       345,959      4,038,693       4,384,652     2,531,893          (A)
 Norwalk, CA
Village of Albany/                      32     1,056,979        59,850      1,149,498       1,209,348       486,864    1982-1983
Village of Brodhead
 Albany & Brodhead, WI
95 Vine Street                          31     1,389,783       280,000      1,738,801       2,018,801       578,423    1982-1983
 Hartford, CT
Vista Park Chino                        40     1,973,812       261,548      2,350,219       2,611,767     1,097,640    1982-1983
 Chino, CA
Wasco Arms Apartments                   78     3,296,850       160,991      4,242,657       4,403,648     2,021,158    1982-1983
 Wasco, CA
Wright Park Phase II                    99     3,477,233        17,530      3,390,330       3,407,860     1,928,092          (A)
 Rome, NY
Additional carrying value of real                              941,860      9,200,516      10,142,376     5,826,093
 estate on investee limited
 partnerships not recorded on
 said limited partnerships
                                     -----   -----------   -----------   ------------    ------------   -----------
TOTAL                                2,783   $93,180,860   $10,484,020   $118,473,425    $128,957,445   $63,204,306
                                     =====   ===========   ===========   ============    =============  ===========

(A) This project was complete when REAL IV entered the Partnership.

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1995


NOTES:   1.      Each local limited partnership has developed, owns and
                 operates the housing project. Substantially all project costs, including construction period interest expense, are being capitalized by the limited partnerships.

         2. Depreciation is, or will be, provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

         3.      Investments in property and equipment:


                                                                              Buildings,
                                                                             Furnishings,
                                                                                 And
                                                       Land                    Equipment                  Total
                                                    -----------              ------------             ------------
Balance, January 1, 1993                            $10,262,475               $116,657,430            $126,919,905
Net additions during 1993                                 -                        582,287                 582,287
                                                    -----------               ------------            ------------
Balance, December 31, 1993                           10,262,475                117,239,717             127,502,192
Net additions during 1994                                44,528                  1,149,116               1,193,644
                                                    -----------               ------------            ------------
Balance, December 31, 1994                           10,307,003                118,388,833             128,695,836
Net additions during 1995                               177,017                     84,592                 261,609
                                                    -----------               ------------            ------------
Balance, December 31, 1995                          $10,484,020               $118,473,425            $128,957,445
                                                    ===========               ============            ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1995


                                                                    Buildings
                                                                   Furnishings
                                                                  and Equipment
                                                                  -------------
ACCUMULATED DEPRECIATION:
- -------------------------
Balance, January 1, 1993                                           $49,991,245
Net additions during 1993                                            7,700,489
                                                                   -----------
Balance, December 31, 1993                                          57,691,734
Net additions during 1994                                            1,856,956
                                                                   -----------
Balance, December 31, 1994                                          59,548,690
Net additions during 1995                                            3,655,616
                                                                   -----------
Balance, December 31, 1995                                         $63,204,306
                                                                   ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED IV (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS:

Real Estate Associates Limited IV has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .4% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners

         The general partners own all of the outstanding general partnership interests of REAL IV; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b)      At December 31, 1995, security ownership of management is as listed:

                                                                                                                   Percentage of
                                                                                                                    Outstanding
                                                                                       Amount and                     Limited
                                                  Name of                               Nature of                   Partnership
Title of Class                                     Owner                            Beneficial Owner                 Interests
- --------------                                    -------                           ----------------                -----------
Limited                                     Charles H. Boxenbaum
Partnership                                 780 Latimer Road
Interest                                    Santa Monica, CA 90402                       $7,500                          *

* Cumulative limited partnership interests owned by corporate officers or the General Partner is less than 1% interest of total outstanding Limited Partnership interests.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of it's own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM
         8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and December 31, 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements December 31, 1995.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 1995, 1994 and
1993.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because any required information is included in the financial statements and notes thereto.


EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File #274063 which is hereby incorporated by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated August 24, 1981, and the twenty-nine contracts representing the Partnership investment directly or indirectly in local limited partnerships as previously filed at the Securities Exchange Commission, File #274063 which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages ____ to ____.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.