Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 1996-05-17
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 1996 and December 31, 1995.......   1

                 Statements of Operations,
                        Three Months Ended March 31, 1996 and 1995 .........   2

                 Statement of Partners' Equity (Deficiency),
                        Three Months Ended March 31, 1996 ..................   3

                 Statements of Cash Flows,
                        Three Months Ended March 31, 1996 and 1995 .........   4

                 Notes to Financial Statements .............................   5

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................   9

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings..........................................  10

        Item 6.  Exhibits and Reports on Form 8- K .........................  10

       Signatures...........................................................  11

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                        ASSETS

                                                                1996              1995
                                                            (Unaudited)         (Audited)
                                                            -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                $ 3,330,761        $ 3,221,339

CASH AND CASH EQUIVALENTS (Note 1)                            5,531,466          5,561,045

SHORT TERM INVESTMENTS (Note 1)                                 125,000            125,000

OTHER  ASSETS                                                    90,000             90,000
                                                            -----------        -----------

          TOTAL ASSETS                                      $ 9,077,227        $ 8,997,384
                                                            ===========        ===========


        LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)                          $ 1,230,742        $ 1,230,743
     Interest payable (Notes 1 and 5)                           438,261            407,511
     Accounts payable                                            59,037             29,327
                                                            -----------        -----------

                                                              1,728,040          1,667,581
                                                            -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                          (198,538)          (198,732)
     Limited partners                                         7,547,725          7,528,535
                                                            -----------        -----------

                                                              7,349,187          7,329,803
                                                            -----------        -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                      $ 9,077,227        $ 8,997,384
                                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                        1996             1995
                                                     ---------        ---------
INTEREST INCOME                                      $  36,766        $  28,171
                                                     ---------        ---------

OPERATING EXPENSES:
    Legal and accounting                                 9,446           39,038
    Management fees - general partner (Note 3)         126,348          126,348
    Interest (Note 1)                                   30,750           30,750
    Administrative  (Note 3)                            63,828           19,922
                                                     ---------        ---------

TOTAL OPERATING EXPENSES                               230,372          216,058
                                                     ---------        ---------

LOSS FROM OPERATIONS                                  (193,606)        (187,887)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   92,990          271,226

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                            120,000          132,000
                                                     ---------        ---------

NET INCOME                                           $  19,384        $ 215,339
                                                     =========        =========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                               $       1        $      16
                                                     =========        =========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                             General           Limited
                                             Partners          Partners          Total
                                            ----------        ----------       ----------
PARTNERSHIP INTERESTS,
      March 31, 1996                                              13,202
                                                              ==========

EQUITY (DEFICIENCY),
      January 1, 1996                       $ (198,732)       $7,528,535       $7,329,803

      Net income for the three months
      ended March 31, 1996                         194            19,190           19,384
                                            ----------        ----------       ----------

EQUITY (DEFICIENCY),
      March 31, 1996                        $ (198,538)       $7,547,725       $7,349,187
                                            ==========        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                              1996               1995
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                         $    19,384        $   215,339
       Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
             Equity in income of limited partnerships and amorti-
                zation of additional basis and acquisition costs             (120,000)          (132,000)
             Increase in accounts payable and interest payable                 60,459             41,105
                                                                          -----------        -----------

                Net cash provided by (used in) operating activities           (40,157)           124,444
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships
            recognized as return of capital                                    10,578             50,925
                                                                          -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         (29,579)           175,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              5,561,045          4,594,174
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 5,531,466        $ 4,769,543
                                                                          ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flows for the three months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships as of March 31, 1996:

     Balance, beginning of period                          $ 3,221,339
     Equity in income of limited partnerships                  165,000
     Distributions recognized as a return of capital           (10,578)
     Amortization of acquisition costs                         (45,000)
                                                           -----------

     Balance, end of period                                $ 3,330,761
                                                           ===========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                       1996                    1995
                                   -----------             -----------
     INCOME
       Rental and other            $ 5,874,000             $ 5,871,000
                                   -----------             -----------

     EXPENSES
       Depreciation                    941,000                 920,000
       Interest                      2,022,000               2,077,000
       Operating                     2,927,000               2,857,000
                                   -----------             -----------

                                     5,890,000               5,854,000
                                   -----------             -----------

       Net income                  $   (16,000)            $    17,000
                                   ===========             ===========

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $126,000 for the three months ended March 31, 1996 and 1995.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $8,001 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 4 - CONTINGENCIES

     The corporate general partner of the partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp., General Partner


                                   Date: _______________________________________


                                   By:   _______________________________________
                                         Bruce Nelson
                                         President


                                   Date: _______________________________________


                                   By:   _______________________________________
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer