Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 1996-08-16
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Balance Sheets, June 30, 1996 and December 31, 1995  . . . .  1

               Statements of Operations,
                   Six and Three Months Ended June 30, 1996 and 1995  . . .  2

               Statement of Partners' Equity (Deficiency),
                   Six Months Ended June 30, 1996   . . . . . . . . . . . .  3

               Statements of Cash Flows,
                   Six Months Ended June 30, 1996 and 1995  . . . . . . . .  4

               Notes to Financial Statements    . . . . . . . . . . . . . .  5

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . .  9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . 10

     Item 6.  Exhibits and Reports on Form 8- K   . . . . . . . . . . . . . 10

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                       1996             1995
                                                 (Unaudited)        (Audited)
                                                 ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)    $  3,423,100     $  3,221,339

CASH AND CASH EQUIVALENTS (Note 1)                 6,218,461        5,561,045

SHORT TERM INVESTMENTS (Note 1)                      125,000          125,000

OTHER  ASSETS                                         50,000           90,000
                                                 ------------     ------------

          TOTAL ASSETS                          $  9,816,561     $  8,997,384
                                                 ===========      ============


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)              $  1,230,743    $   1,230,743
     Interest payable (Notes 1 and 5)                336,964          407,511
     Accounts payable                                  8,897           29,327
                                                 ------------     ------------

                                                   1,576,604        1,667,581
                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                               (189,630)        (198,732)
     Limited partners                              8,429,587        7,528,535
                                                 ------------     ------------

                                                   8,239,957        7,329,803
                                                 ------------     ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                          $  9,816,561     $  8,997,384
                                                 ============     ============




  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                           Six months     Three months     Six months   Three months
                                            ended            ended           ended        ended
                                        June 30, 1996     June 30, 1996  June 30, 1995  June 30, 1995
                                      ---------------     ------------   ------------   -------------
INTEREST INCOME                         $     78,868     $     42,101   $     72,542   $     44,371
                                         ------------     ------------   ------------   ------------

OPERATING EXPENSES:
    Legal and accounting                      70,484           16,640         57,113         18,074
    Management fees - general partner        252,696          126,348        252,696        126,348
    Interest (Note 1)                         61,500           30,750         61,500         30,750
    Administrative  (Note 3)                  36,689           17,258         41,136         21,216
                                         ------------     ------------   ------------   ------------

TOTAL OPERATING EXPENSES                     421,369          190,996        412,445        196,388
                                         ------------     ------------   ------------   ------------

LOSS FROM OPERATIONS                        (342,501)        (148,895)      (339,903)      (152,017)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                   1,012,655          919,665      1,133,698        862,472

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION COSTS           240,000          120,000        264,000        132,000
                                         ------------     ------------   ------------   ------------

NET INCOME                              $    910,154    $     890,770  $   1,057,795  $     842,455
                                         ============     ============   ============   ============


NET INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)      $         69    $          67  $          80  $          64
                                         ============     ============   ============   ============


  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                       General         Limited
                                       Partners        Partners            Total
                                     ------------    ------------    ------------
PARTNERSHIP INTERESTS,
   June 30, 1996                                          13,202
                                                     ============


EQUITY (DEFICIENCY),
   January 1, 1996                  $   (198,732)   $  7,528,535    $  7,329,803

   Net income for the six months
   ended June 30, 1996                     9,102         901,052         910,154
                                     ------------    ------------    ------------

EQUITY (DEFICIENCY),
   June 30, 1996                    $   (189,630)   $  8,429,587    $  8,239,957
                                     ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                                          1996               1995
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $     910,154     $   1,057,795
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of limited partnerships and amorti-
            zation of additional basis and acquisition costs             (240,000)         (264,000)
         Decrease in advances to limited partnership                       40,000           (10,000)
         Increase in accounts payable and interest payable                (90,977)          (90,443)
                                                                      ------------      ------------

            Net cash provided by operating activities                     619,177           693,352
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
        recognized as return of capital                                    38,239           333,198
                                                                      ------------      ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                 657,416         1,026,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,561,045         4,594,174
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   6,218,461     $   5,620,724
                                                                      ============      ============


      The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996

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

                      REAL ESTATE ASSOCIATES LIMITED IV (A
                               CALIFORNIA LIMITED
                                  PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investment in limited partnerships as of June 30, 1996:

         Balance, beginning of period                           $3,221,339
         Equity in income of limited partnerships                  330,000
         Distributions recognized as a return of capital           (38,239)
         Amortization of acquisition costs                         (90,000)
                                                                ----------

         Balance, end of period                                 $3,423,100
                                                                ==========

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                          Six months        Three months        Six months       Three months
                                            ended               ended              ended             ended
                                        June 30, 1996       June 30, 1996      June 30, 1995     June 30, 1995
                                        -------------       -------------      -------------     -------------
          INCOME
            Rental and other             $11,749,000           $5,875,000       $11,742,000      $ 5,871,000
                                         -----------           ----------       -----------      -----------

          EXPENSES
            Depreciation                   1,882,000              941,000         1,840,000          920,000
            Interest                       4,044,000            2,022,000         4,154,000        2,077,000
            Operating                      5,854,000            2,927,000         5,714,000        2,857,000
                                           ---------            ---------       -----------      -----------

                                          11,780,000            5,890,000        11,708,000        5,854,000
                                          ----------            ---------       -----------      -----------

            Net (loss) income           $   (31,000)          $   (15,000)    $      34,000     $     17,000
                                        ============          ============    =============     ============

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The Rosewood Apartments mortgage note outstanding at June 30, 1996 has an interest rate of 9.5 percent per annum, with principal and interest payments due monthly. The note matures in August 1996 and is in the process of being refinanced. The Partnership is of the opinion that it will obtain financing at comparable terms.

         The note is collateralized by the underlying rental property.

         Authorization was granted to Lakeland Place to proceed with the request for a $3,200,000 loan from the Partnership's excess reserves. If approval is granted, the loan is expected to close by the end of August and the proceeds used to retire existing debt.

                      REAL ESTATE ASSOCIATES LIMITED IV (A
                               CALIFORNIA LIMITED
                                  PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $252,696 for the six months ended June 30, 1996 and 1995.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $16,000 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

         The corporate general partner of the partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 JUNE 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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


                     REAL ESTATE ASSOCIATES LIMITED IV
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.,
                             General Partner


                     Date:
                           ----------------------------------------------



                     By:
                             --------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           ------------------------------------------------



                     By:
                             ---------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer