Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 1996-11-14
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-74063

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3718731

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      ----

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . .   1

               Statements of Operations,
                     Nine and Three Months Ended September 30, 1996 and 1995    . . . . . . . . . . . . .   2

               Statement of Partners' Equity (Deficiency),
                     Nine Months Ended September 30, 1996   . . . . . . . . . . . . . . . . . . . . . . .   3

               Statements of Cash Flows,
                     Nine Months Ended September 30, 1996 and 1995    . . . . . . . . . . . . . . . . . .   4

               Notes to Financial Statements   . . . . . . . . . . . .  . . . . . . . . . . . . . . . . .   5

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . .   9

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Item 6.  Exhibits and Reports on Form 8- K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                     1996             1995
                                                  (Unaudited)       (Audited)
                                                 -------------    -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)     $  3,198,206     $  3,221,339

CASH AND CASH EQUIVALENTS (Note 1)                  6,516,237        5,561,045

SHORT TERM INVESTMENTS (Note 1)                       125,000          125,000

OTHER  ASSETS                                          50,000           90,000
                                                 -------------    -------------

          TOTAL ASSETS                           $  9,889,443     $  8,997,384
                                                 =============    =============


             LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)               $  1,230,743     $  1,230,743
     Interest payable (Notes 1 and 5)                 348,898          407,511
     Accounts payable                                  21,678           29,327
                                                 -------------    -------------

                                                    1,601,319        1,667,581
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                (189,149)        (198,732)
     Limited partners                               8,477,273        7,528,535
                                                 -------------    -------------

                                                    8,288,124        7,329,803
                                                 -------------    -------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)              $  9,889,443     $  8,997,384
                                                 =============    =============




The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                            Nine months      Three months     Nine months     Three months
                                               ended            ended            ended            ended
                                           Sept. 30, 1996   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1995
                                           --------------   --------------   --------------   --------------
INTEREST INCOME                            $     127,157    $      48,289    $     113,642    $      41,100
                                           --------------    -------------   --------------   --------------

OPERATING EXPENSES:
    Legal and accounting                          89,969           19,485           89,969           13,545
    Management fees - general partner            379,044          126,348          379,044          126,348
    Interest (Note 1)                             92,250           30,750           92,250           30,750
    Administrative  (Note 3)                      50,233           13,545           31,609            9,783
                                           --------------    -------------   --------------   --------------

TOTAL OPERATING EXPENSES                         611,496          190,128          592,872          180,426
                                           --------------    -------------   --------------   --------------

LOSS FROM OPERATIONS                            (484,339)        (141,839)        (479,230)        (139,326)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                       1,082,660           70,005        1,331,813          198,115

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
      ZATION OF ACQUISITION COSTS                360,000          120,000          396,000          132,000
                                           --------------    -------------   --------------   --------------

NET INCOME                                 $     958,321     $     48,166    $   1,248,583    $     190,789
                                           ==============    =============   ==============   ==============


NET INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)         $          73     $          4    $          95    $          14
                                           ==============    =============   ==============   ==============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                         General          Limited
                                         Partners         Partners             Total
                                       ------------     ------------     ------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                        13,202
                                                        ============


EQUITY (DEFICIENCY),
   January 1, 1996                     $  (198,732)     $ 7,528,535      $ 7,329,803

   Net income for the nine months
   ended September 30, 1996                  9,583          948,738          958,321
                                       ------------     ------------     ------------

EQUITY (DEFICIENCY),
   September 30, 1996                  $  (189,149)     $ 8,477,273      $ 8,288,124
                                       ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                                    1996              1995
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   958,321      $ 1,248,583
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Equity in income of limited partnerships and amorti-
            zation of additional basis and acquisition costs       (360,000)        (396,000)
         Decrease (increase)  in advances to limited partnership     40,000          (85,000)
         Decrease in accounts payable and interest payable          (66,262)         (68,596)
                                                                ------------     ------------

            Net cash provided by operating activities               572,059          698,987
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
        recognized as return of capital                             383,133          333,198
                                                                ------------     ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                           955,192        1,032,185

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    5,561,045        4,594,174
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 6,516,237      $ 5,626,359
                                                                ============     ============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Certain of the Partnership's investments involved purchases of partnership interest from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,230,743 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest are payable by the Partnership through REA II, and have principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

         properties. The notes are collateralized by REA II's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships as defined in the notes. Unpaid interest is due at maturity of the notes.

         The following is a summary of the investment in limited partnerships as of September 30, 1996:

         Balance, beginning of period                                                  $3,221,339
         Equity in income of limited partnerships                                         495,000
         Distributions recognized as a return of capital                                 (383,133)
         Amortization of acquisition costs                                               (135,000)
                                                                                       ----------

         Balance, end of period                                                        $3,198,206
                                                                                       ==========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                         Nine months        Three months        Nine months     Three months
                                            ended               ended              ended            ended
                                        Sept. 30, 1996     Sept. 30, 1996     Sept. 30, 1995   Sept. 30, 1995
                                        --------------     --------------     --------------   --------------
          REVENUES
            Rental and other             $17,625,000           $5,875,000       $17,613,000       $5,871,000
                                         -----------           ----------       -----------       ----------

          EXPENSES
            Depreciation                   2,823,000              941,000         2,760,000          920,000
            Interest                       6,066,000            2,022,000         6,231,000        2,077,000
            Operating                      8,781,000            2,927,000         8,571,000        2,857,000
                                         -----------           ----------       -----------       ----------

                                          17,670,000            5,890,000        17,562,000        5,854,000
                                         -----------           ----------       -----------       ----------

            Net (loss) income            $  (45,000)           $  (15,000)      $    51,000       $   17,000
                                         ===========           ==========       ===========       ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MORTGAGE NOTE PAYABLE

         Authorization was granted to Lakeland Place limited partnership to proceed with the request for a $3,200,000 loan from the partnership's excess reserves. If approval is granted, the loan is expected to close by the end of December 1996 and the proceeds used to retire existing debt.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $379,044 for the nine months ended September 30, 1996 and 1995.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $26,000 and $24,000 for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1996


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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several suits. None of the litigation involving the General Partner are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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


                                 REAL ESTATE ASSOCIATES LIMITED IV
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp., General Partner


                                 Date:
                                       -------------------------------



                                 By:
                                       -------------------------------
                                       Bruce Nelson
                                       President



                                 Date:
                                       -------------------------------



                                 By:
                                       -------------------------------
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer