Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 1997-04-04
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1996

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

                     Yes      X          No_______________
                         ------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

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

REAL IV holds limited partnership interests in twenty-two local limited partnerships as of December 31, 1996 and a general partner interest in Real Estate Associates II ("REA II") which in turn holds limited partnership interests in an additional seven limited partnerships. Therefore, REAL IV holds directly or indirectly through REA II investments in twenty-nine local limited partnerships. The general partners of REA II are REAL IV and NAPICO. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 1996, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 1996, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8/or
                                                            Other Rent
                                         No. of             Supplement             Units         Percentage of
Name & Location                          Units                Program            Occupied         Total Units
---------------                          ------          ---------------         --------         -----------
Alliance Towers
  Alliance, OH                            101                 101/  0              100                 99%

Antelope Valley Apartments
  Lancaster, CA                           121                 121/  0              120                 99%

Armitage Commons
  Chicago, IL                             104                 104/  0              104                100%

Barnesboro Family Project
  Barnesboro, PA                           62                  62/  0               52                 84%

Baughman Towers
  Philippi, WV                            104                 104/  0              104                100%

Beacon Hill/
Hillsdale Place
  Hillsdale, MI                           199                 199/  0              197                 99%

Branford Elderly II
  Branford, CT                             44                  44/  0               44                100%

Buckingham Apartments
  Los Angeles, CA                          83                  83/  0               83                100%

Coatesville Towers
  Coatesville, PA                          90                  90/  0               90                100%

Daniel Scott Commons
  Chester, PA                              72                  72/  0               70                 97%

Ethel Arnold Bradley Gardens
  Los Angeles, CA                          81                  81/  0               81                100%

Glenoaks Townhouses
  Los Angeles, CA                          48                  48/  0               48                100%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8/or
                                                            Other Rent
                                         No. of             Supplement             Units         Percentage of
Name & Location                          Units                Program            Occupied         Total Units
---------------                          ------          ---------------         --------         ------------
Lakeland Place
  Waterford, MI                           200                 200/  0              200                100%

Loch Haven Apartments
  Lauderhill, FL                          208                    None              206                 99%

Ninety-Five Vine Street
  Hartford, CT                             31                  31/  0               29                 94%

Oakridge Park Apartments
  North Biloxi, MS                         40                   0/ 40               39                 98%

O'Fallon Apartments
  O'Fallon, IL                            132                 132/  0              132                100%

One Madison Avenue
  Madison, ME                              27                  27/  0               27                100%

Pacific Coast Villa
  Long Beach, CA                           50                  50/  0               50                100%

Queensbury Heights
  Middlesboro, KY                          64                   0/ 64               60                 94%

Rosewood Apartments
  Camarillo, CA                           150                    None              144                 96%

Sandwich Apartments
  Sandwich, IL                             90                  90/  0               90                100%

Scituate Vista
  Cranston, RI                            232                 230/  0              232                100%

Sterling Village
  San Bernardino, CA                       80                  80/  0               80                100%

Villa del Sol
  Norwalk, CA                             121                    None              104                 87%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                                        Units Authorized
                                                           For Rental
                                                        Assistance Under
                                                          Section 8/or
                                                           Other Rent
                                         No. of             Supplement             Units         Percentage of
Name & Location                          Units                Program            Occupied         Total Units
---------------                          ------          ----------------        --------         ------------
Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI                    32                   0/ 32               28                 88%

Vista Park Chino
Chino, CA                                  40                  40/  0               40                100%

Wasco Arms Apartments
Wasco, CA                                  78                  78/  0               78                100%

Wright Park Phase II
Rome, NY                                   99                  20/ 20               21                 22%
                                       ------             -----------           ------

TOTALS                                  2,783               2,087/156            2,650                 95%
                                        =====               =========            =====

ITEM 2.   PROPERTIES:

Through its investment in local limited partnerships, REAL IV holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.   LEGAL PROCEEDINGS:

As of December 31, 1996, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL IV.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 2,703 registered holders of units in REAL IV. No distributions have been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                       Year Ended December 31,
                            ----------------------------------------------------------------------
                                 1996           1995           1994          1993          1992
                            ------------   ------------   -----------   ----------    ------------
Loss From Operations        $  (636,501)   $  (654,466)   $ (680,262)   $ (697,033)   $  (705,158)

Distributions From
   Limited Partnerships
   Recognized as Income       1,107,630      1,222,286     1,053,488       948,374        737,962

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs            483,414        487,116       314,015       372,206        174,023
                            -----------    -----------    ----------    ----------    -----------
Net Income                  $   954,543    $ 1,054,936    $  687,241    $  623,547    $   206,827
                            ===========    ===========    ==========    ==========    ===========

Net Income per Limited
   Partnership Interest     $        72    $        80    $       52    $       47    $        16
                            ===========    ===========    ==========    ==========    ===========

Total assets                $ 9,774,550    $ 8,997,384    $7,954,058    $7,226,884    $ 6,588,593
                            ===========    ===========    ==========    ==========    ===========

Investments in Limited
   Partnerships             $ 3,098,674    $ 3,221,339    $3,234,884    $3,289,353    $ 3,070,307
                            ===========    ===========    ==========    ==========    ===========

Notes Payable               $ 1,230,743    $ 1,230,743    $1,230,743    $1,230,743    $ 1,230,743
                            ===========    ===========    ==========    ==========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested.

Authorization was granted to Lakeland Place limited partnership to proceed with the request for a $3,200,000 loan from the partnership's excess reserves. If approval is granted, the loan is expected to close by June 1997 and the proceeds used to retire existing debt.

CAPITAL RESOURCES

REAL IV received $16,500,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 12, 1982 to July 15, 1982, pursuant to a registration statement on Form S-11. As of March 31, 1983, REAL IV received an additional $16,500,000 in subscriptions pursuant to the exercise of warrants and the sale of additional limited partnership interests.

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

Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Limited Partnerships is invested in funds earning interest income as reflected in the statements of operations. These money market funds and certificates of deposit can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

Operating expenses, exclusive of management fees and interest, consist substantially of professional fees for services rendered to the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 23 percent and 22 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represents 23 percent, 27 percent and 20 percent of the total net income of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

[LOGO]
[COOPERS & LYBRAND LLP]

Report of Independent Accountants

To the Partners of
Alliance Towers

We have audited the accompanying balance sheets of Alliance Towers (An Ohio Limited Partnership, FHA Project Number 042-35277-PM-L8) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Towers as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997 on our consideration of Alliance Towers' internal control structure and a report dated February 14, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 9 is presented for purposes of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ COOPERS & LYBRAND LLP

Cleveland, Ohio
February 14, 1997

{LOGO}
{NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP}

INDEPENDENT AUDITORS' REPORT

The Partners
Antelope Valley Apartments
Culver City, California

We have audited the accompanying balance sheet of Antelope Valley Apartments (a California partnership),Project No. 1 22-35528-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antelope Valley Apartments as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 28, 1997 on our consideration of Antelope Valley Apartments' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.


/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 28, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Armitage Commons Associates

We have audited the accompanying balance sheets of ARMITAGE COMMONS ASSOCIATES (a limited partnership), FHA Project No. 071-35458-PM-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armitage Commons Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the Partnership's financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
                    THE PENNSYLVANIA HOUSING FINANCE AGENCY

To the Partners of
Barnesboro Associates

We have audited the balance sheet of BARNESBORO ASSOCIATES, PHFA Project Number R-10468F, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barnesboro Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1997, on our consideration of the Partnership's internal control structure and a report dated January 14, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 13 through 21 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
January 14, 1997

[LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Philippi Towers Limited Partnership

We have audited the accompanying balance sheets of Philippi Towers Limited Partnership (A West Virginia Limited Partnership, FHA Project Number 045-35129-PM-WAH-L8) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philippi Towers Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Philippi Towers Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 9 is presented for purposes of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ COOPERS & LYBRAND LLP

Cleveland, Ohio
January 31, 1997

[LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Hillsdale Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Hillsdale Associates Limited Dividend Housing Association (A Michigan Limited Partnership), MSHDA Development Number 575. as of December 31,1996 and 1995, and the related statements of operations, changes in partners' deficit. and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillsdale Associates Limited Dividend Housing Association, MSHDA No. 575, as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Hillsdale Associates Limited Dividend Housing Association, MSHDA No. 575, on pages 9 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1997 on our consideration of Hillsdale Associates Limited Dividend Housing Association's internal control structure and a report dated January 28, 1997 on its compliance with laws and regulations.

/s/ COOPERS & LYBRAND LLP

Cleveland, Ohio
January 28, 1997

[LOGO]
[RIZZO & AMORE, P.C. LETTERHEAD]

To The General Partner
The Branford Group Limited Partnership
Woodbridge, Connecticut

We have audited the accompanying statement of financial position of The Branford Group Limited Partnership (a limited partnership), Connecticut Housing Finance Authority Project Number 81-019M as of December 31, 1996 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Branford-Group Limited Partnership as of December 31, 1995 and the results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 15 through 21) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of The Branford Group Limited Partnership. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ RIZZO & AMORE, P.C.

West Haven, Connecticut
February 24, 1997

[LOGO]
[SUAREZ ACCOUNTANCY CORPORATION LETTERHEAD]

Independent Auditor's Report

To the General Partners
Buckingham Apartments
(a California Limited Partnership)
Los Angeles, California

I have audited the accompanying balance sheet of Buckingham Apartments (a California Limited Partnership), FHA Project Number 122-35565-PM-L8, at December 31, 1996, and the related statements of profit and loss (HUD Form No. 92410), changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Apartments at December 31, 1996, and the results of its operations and changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 9, 1997, on my consideration of Buckingham Apartments' internal control structure and a report dated January 9, 1997, on its compliance with laws and regulations.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 12 to 17) are presented for the purposes of additional analysis and are not a required part of the financial statements of Buckingham Apartments. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ SUAREZ ACCOUNTANCY CORPORATION
Certified Public Accountant

San Pedro, California
January 9, 1997

[LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Coatesville Towers Limited Partnership

We have audited the accompanying balance sheets of Coatesville Towers Limited Partnership (A Pennsylvania Limited Partnership, FHA Project Number 034-35125-PM) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coatesville Towers Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Coatesville Towers Limited Partnership's internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ COOPERS & LYBRAND LLP

Cleveland, Ohio
January 29, 1997

LOGO]
[FISHBEIN & COMPANY,P.C. LETTERHEAD]

Partners
Pennsylvania Housing Partners

INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying balance sheets of PENNSYLVANIA HOUSING PARTNERS (A Limited Partnership), DANIEL SCOTT COMMONS, FHA Project No. 03435210-LD, as of December 31, 1996, 1995, and 1994, and the related statements of profit and loss, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and "Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Housing Partners as of December 31, 1996, 1995, and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in this report (shown on pages 15 through 24) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with "Government Auditing Standards" and the "Consolidated Audit Guide for Audits of HUD Programs" issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 10, 1997, on our consideration of Pennsylvania Housing Partners' internal control structure and reports dated January 10, 1997, on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing

/s/ FISHBEIN & COMPANY, P.C.

[LOGO]
[LITZ & COMPANY LETTERHEAD]

Normandie Avenue Development Company
aka Ethel Arnold Bradley Gardens Apartments
6330 San Vicente Boulevard, Suite 270
Los Angeles, California 90048

INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying balance sheet of Ethel Arnold Bradley Gardens Apartments (HUD Project No. 122-35548-PM-L8) as of December 31, 1996, and the related statements of profit and loss, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 122-35548-PM-L8 as of December 31, 1996, and the results of its operations, changes in equity and cash flows for the year then ended in conformity with generally accepted accounting principles, applied on a basis consistent with prior periods and with HUD requirements.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 19, 1997 on our consideration of Ethel Arnold Bradley Gardens Apartments' internal control structure, and reports dated January 19, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information, as shown in the attached Index, included in the report is presented for the purposes of additional analysis and is not a required part of the basic financial statements of HUD Project No. 122-35548-PM-L8. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Litz & Company

January 19, 1997
Erica M. Kish, CPA
Litz & Company
8906 W. Olympic Boulevard
Beverly Hills, CA 90211
(213) 272-1505
95-3537761

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

The Partners
Glenoaks Townhomes
Culver City, California

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Glenoaks Townhomes (a California partnership), Project No. 122-35536-PM-L8, as of December 31, 1996 and the related statements of operations partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenoaks Townhomes as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 28, 1997 on our consideration of Glenoaks Townhomes' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development programs.


/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 28, 1997

[LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Lakeland Place Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Lakeland Place Associates Limited Dividend Housing Association (A Michigan Limited Partnership, MSHDA Development Number 513). as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Place Associates Limited Dividend Housing Association, MSHDA No. 513, as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Lakeland Place Associates Limited Dividend Housing Association, MSHDA No. 513, on pages 9 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Lakeland Place Associates Limited Dividend Housing Association's internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.

/s/ COOPERS & LYBRAND LLP

Cleveland, Ohio
January 27, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Lauderhlll Apartment Investors Limited Partnership

We have audited the accompanying balance sheets of LAUDERHILL APARTMENT INVESTORS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lauderhill Apartment Investors Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners' deficiency, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                        INDEPENDENT AUDITORS' REPORT ON
                      FINANCIAL STATEMENTS AND ADDITIONAL
                   FINANCIAL DATA REQUIRED BY THE CONNECTICUT
             STATE DEPARTMENT OF ECONOMIC AND COMMUNITY DEVELOPMENT

To the Partners of
Better Housing Associates Limited Partnership

We have audited the balance sheets of BETTER HOUSING ASSOCIATES LIMITED PARTNERSHIP, FHA Project Number 064-MRD-077, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Housing Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has suffered recurring losses from operations and is past due on several financial obligations. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997, on our consideration of the Partnership's internal control structure and a report dated February 12, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 14 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
February 12, 1997

[LOGO]
[STONE CARLIE & COMPANY, L.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
O'Fallon Associates
St. Louis, Missouri

We have audited the accompanying balance sheet of O'Fallon Associates, Project No. 072-35070-PM, (a limited partnership) as of December 31, 1996, and the related statements of profit and foes (on HUD Form No. 92410), partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Fallon Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on pages 14 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Stone Carlie & Company, L.C.

January 23, 1997

[LOGO]
[R. BEN YOUNG & ASSOCIATES LETTERHEAD]

Partners
Oak Ridge Park Apartments
Phase 1
Biloxi, Mississipi

INDEPENDENT AUDIT REPORT

I have audited the balance sheets of Oak Ridge Park Apartments, Ltd. (Phase I) as of December 31, 1996 and 1995, and the related statements of income, partner's equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and generally accepted governmental auditing standards, as set forth in Governmental Auditing Standards (1988 Revision) issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As described in NOTE A to the financial statements, the partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes. Accordingly, the accompanying financial statements are not intended to present financial position and results of operation in conformity with generally accepted accounting principles.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Park Apartments, Ltd. (Phase I) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended on the basis of accounting described in NOTE A.


/s/ R. BEN YOUNG, CPA

February 26, 1997

[LOGO]
[OTIS ATWELL & TIMBERLAKE]

The Partners
One Madison Avenue Associates

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of One Madison Avenue Associates, a limited partnership, as of December 31,1996 and 1995, and the related statements of income and partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Madison Avenue Associates as of December 31,1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules 1 through 5is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ OTIS, ATWELL & TIMBERLAKE
Certified Public Accountants

January 29,1997
Portland, Maine

[LOGO]
[LANDSMAN, FRANK AND BLOCH]

Independent Auditors' Report

To the Partners
Pacific Coast Villa
(A California Limited Partnership)

    We have audited the accompanying balance sheets of Pacific Coast Villa (A California Limited Partnership), FHA Project Number 12235413-PM-L8, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Villa (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of the Partnership's internal control structure and reports dated February 5,1997, on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 through 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Landsman, Frank and Bloch


Beverly Hills, California
February 5, 1997



Employer Identification
Number 95-2783759



Audit Principal
Alan H. Salz, C.P.A

LOGO]
[J. RICHARD NORRIS, JR. LETTERHEAD]

INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
Queensbury Heights Apartments
Middlesboro, Kentucky

I have audited We accompanying balance sheets of Queensbury Heights Apart (A Limited Partnership] as of December 31, 1996 and 1995 and the related statements of income and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management, My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Queensbury Heights Apartments (A Limited Partnership) as of December 31, 1996 and 1995, and the results d its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on page 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements, Such information has been subjected to the auditing procedures applied in the audited the basic financial statements and, in my opinion, is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

/s/ J. Richard Norris, Jr.

February 1, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
Camarillo-Rosewood Associates

We have audited the accompanying balance sheets of CAMARILLO-ROSEWOOD ASSOCIATES (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camarillo-Rosewood Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
January 29, 1997

[LOGO]
[ROCKOFF, HARLAN, RASOF, LTD. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sandwich Apartments Associates II

We have audited the accompanying balance sheet of SANDWICH APARTMENTS ASSOCIATES II Project No. IL-06-0038-004 (the Partnership) as of June 30, 1996, and the related statements of profit and loss, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs IG 2000.4 Rev-l (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ ROCKOFF, HARLAN, RASOF, LTD.

August 23, 1996

[LOGO]
[PAUL DAMIANO LETTERHEAD]

The Partners
Scituate Vista Associates
(A limited Partnership)
Cranston, RI

    We have audited the accompanying balance sheet of RIHMFC Project No. RI-43-H023-115 of Scituate Vista Associates (a limited partnership) as of February 29, 1996, and the related statements of income and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of RIHMFC Project No. RI-43-H023-115 as of February 29, 1996 and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 12-18 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of RIHMFC Project No. RI-43-H023-115. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    In accordance with Government Auditing Standards, we have also issued a report dated May 14, 1996 on our consideration of the Scituate Vista Associates' internal control structure and a report dated May 14, 1996 on its compliance with specific requirements applicable to RIHMFC programs.


/s/ Paul Damiano, P.C.

May 14, 1996

[LOGO]
[COOPERS & LYBRAND LLP LETTERHEAD]

Report of Independent Accountants

To the Partners of
Sterling Village

We have audited the accompanying balance sheets of Sterling Village (A California Limited Partnership, CHFA Number 79-120-S) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Village as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of the Partnership's internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information on pages 10 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ COOPERS & LYBRAND LLP


Cleveland, Ohio
February 6, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Villa Del Sol Associates

We have audited the accompanying balance sheets of VILLA DEL SOL ASSOCIATES (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Del Sol Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
January 29, 1997

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Vista Park Chino
Culver City, California

We have audited the accompanying balance sheet of Vista Park Chino (a California partnership)! Project No.143-35076-PM-L8, as of December 31, 1996 and the related statements of operations partners! equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Vista Park Chino as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 31, 1997 on our consideration of Vista Park Chino's Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 31, 1997

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP]

INDEPENDENT AUDITORS: REPORT

The Partners
Wasco Arms Apartments
Culver City, California

We have audited the accompanying balance sheet of Wasco Arms Apartments (a California partnership) Project No. 122-35521-PM-L8, as of December 31, 1996 and the related statements of operational partners equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasco Arms Apartments as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated February 4, 1997 on our consideration of Wasco Arms Apartments' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

February 4, 1997

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                          1996            1995
                                                      ----------       ----------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)     $3,098,674       $3,221,339

     CASH AND CASH EQUIVALENTS (Note 1)                6,603,047        5,561,045

     SHORT TERM INVESTMENTS (Note 1)                       -              125,000

     OTHER  ASSETS                                        72,829           90,000
                                                      ----------       ----------
               TOTAL ASSETS                           $9,774,550       $8,997,384
                                                      ==========       ==========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

     LIABILITIES:
          Notes payable (Notes 3 and 7)               $1,230,743       $1,230,743
          Interest payable (Notes 3 and 7)               244,760          407,511
          Accounts payable                                14,701           29,327
                                                      ----------       ----------
                                                       1,490,204        1,667,581
                                                      ----------       ----------

     COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

     PARTNERS' EQUITY (DEFICIENCY):
          General partners                              (189,186)        (198,732)
          Limited partners                             8,473,532        7,528,535
                                                      ----------       ----------
                                                       8,284,346        7,329,803
                                                      ----------       ----------
                TOTAL LIABILITIES AND PARTNERS'
                     EQUITY                           $9,774,550       $8,997,384
                                                      ==========       ==========





  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                    1996           1995           1994
                                                ----------     ----------     ----------
INTEREST INCOME                                 $  173,145     $  152,450     $  105,982
                                                ----------     ----------     ----------
OPERATING EXPENSES:
    Legal and accounting                           101,255         89,895         83,322
    Management fees - general partner (Note 4)     505,392        505,392        505,392
    Interest (Note 2)                              123,000        123,000        123,000
    Administrative  (Note 4)                        79,999         88,629         74,530
                                                ----------     ----------     ----------
TOTAL OPERATING EXPENSES                           809,646        806,916        786,244
                                                ----------     ----------     ----------

LOSS FROM OPERATIONS                              (636,501)      (654,466)      (680,262)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                            1,107,630      1,222,286      1,053,488

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                        483,414        487,116        314,015
                                                ----------     ----------     ----------
NET INCOME                                      $  954,543     $1,054,936     $  687,241
                                                ==========     ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                          $       72     $       80     $       52
                                                ==========     ==========     ==========





  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                     General        Limited
                                     Partners       Partners        Total
                                    ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        January 1, 1994             $(216,153)     5,803,779       5,587,626

        Net income for 1994             6,872        680,369         687,241
                                    ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1994            (209,281)     6,484,148       6,274,867

        Net income for 1995            10,549      1,044,387       1,054,936
                                    ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1995            (198,732)     7,528,535       7,329,803

        Net income for 1996             9,545        944,998         954,543
                                    ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1996           $(189,186)    $8,473,532      $8,284,346
                                    =========     ==========      ==========



  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                     1996            1995          1994
                                                                 -----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   954,543     $1,054,936     $   687,241
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of limited partnerships and amorti-
            zation of additional basis and acquisition costs        (483,414)      (487,116)       (314,015)
         Decrease (increase) in other assets                          17,171        (90,000)        -
         Decrease  (increase) in accounts payable and
            interest payable                                        (177,377)       (11,610)         39,933
                                                                 -----------     ----------     -----------
            Net cash provided by operating activities                310,923        466,210         413,159
                                                                 -----------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributions to limited partnerships                      -              -             (200,000)
   Decrease (increase) in short term investments                     125,000         -             (125,000)
   Distributions from limited partnerships
        recognized as return of capital                              606,079        500,661         568,484
                                                                 -----------     ----------     -----------
           Net cash provided by investing activities                 731,079        500,661         243,484
                                                                 -----------     ----------     -----------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                              1,042,002        966,871         656,643

CASH AND CASH EQUIVALENTS,
   beginning of year                                               5,561,045      4,594,174       3,937,531
                                                                 -----------     ----------     -----------
CASH AND CASH EQUIVALENTS,
   end of year                                                   $ 6,603,047     $5,561,045     $ 4,594,174
                                                                 ===========     ==========     ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                     $   285,751     $  147,896     $    96,283
                                                                 ===========     ==========     ===========





 The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

       These financial statements include the accounts of the Partnership and Real Estate Associates II (REA II), a California general partnership in which the Partnership holds a 99.9 percent general partner interest. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest, are being allocated to the Partnership.

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

       Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority item equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) sold an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996



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

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

       Short Term Investments

       Short term investments consist of bank certificates of deposit with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,201,000 and $9,713,000 as of December 31, 1996 and 1995, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                            1996                 1995
                                                                         ----------           ----------
       Investment balance, beginning of year                             $3,221,339           $3,234,884
       Equity in income of limited partnerships                             662,251              665,948
       Amortization of capitalized additional basis
         and acquisition costs and fees                                    (178,837)            (178,832)
       Distributions recognized as return of capital                       (606,079)            (500,661)
                                                                         ----------           -----------

       Investment balance, end of year                                   $3,098,674           $3,221,339
                                                                         ==========           ==========

       The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                          1996          1995
                                        --------      --------
                                            (in thousands)

       Land and buildings, net          $ 61,270      $ 65,753
                                        ========      ========

       Total assets                     $ 77,145      $ 81,698
                                        ========      ========

       Mortgages payable                $ 91,965      $ 93,181
                                        ========      ========

       Total liabilities                $ 96,702      $ 98,494
                                        ========      ========

       Deficiency of Real Estate
         Associates Limited IV          $(18,647)     $(15,945)
                                        ========      ========

       Deficiency of other partners     $   (910)     $   (851)
                                        ========      ========

                            Statements of Operations

                                          1996           1995           1994
                                        --------       --------       --------
                                                    (in thousands)

       Total revenue                    $23,947        $23,498        $23,484
                                        =======        =======        =======

       Interest expense                 $ 8,173        $ 8,088        $ 8,309
                                        =======        =======        =======

       Depreciation                     $3,690          $ 3,764        $ 3,679
                                        =======         =======        =======

       Total expenses                   $25,017         $23,559        $23,416
                                        =======         =======        =======

       Net (loss) income                $(1,070)        $   (61)       $    68
                                        =======         =======        =======

       Net (loss) income allocable
         to the Partnership             $(1,123)        $   269        $   318
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

       An affiliate of NAPICO is the general partner in two of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of their revenue. The affiliate received property management fees of $120,956, $120,060 and $119,980 in 1996,
       1995 and 1994, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996



2.           INVESTMENTS IN LIMITED PARTNERSHIPS

                                                                   1996              1995           1994
                                                                 --------          --------       --------
                                                                          (in thousands)

       Total assets                                               $ 5,343           $ 5,896
                                                                  =======           =======

       Total liabilities                                          $ 8,689           $ 8,894
                                                                  =======           =======

       Deficiency of Real Estate Associates Limited IV            $(3,316)          $(2,968)
                                                                  =======           =======

       Deficiency of other partners                               $   (31)          $   (30)
                                                                  =======           =======

       Total revenue                                              $ 2,879           $ 2,831        $ 2,775
                                                                  =======           =======        =======

       Net income                                                 $    33           $   220        $   181
                                                                  =======           =======        =======

       Authorization was granted to Lakeland Place limited partnership to proceed with the request for a $3,200,000 loan from the partnership's excess reserves. If approval is granted, the loan is expected to close by June 1997 and the proceeds used to retire existing debt.

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

       Maturity dates on the notes payable are as follows:

           Years Ending December 31
           ------------------------
              1997                                  $         -
              1998                                            -
              1999                                            -
              2000                                            -
              2001                                            -
             Thereafter                                   1,230,743
                                                         ----------

                                                         $1,230,743
                                                         ==========

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $34,565, $32,004 and $30,841 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $123,000, between the estimated nine-month equity in income and the actual 1995 income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED IV
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     Year Ended December 31, 1996
                                -----------------------------------------------------------------
                                                            Cash
                                  Balance     Capital     Distri-       Equity         Balance
                                January 1,    Contri-     butions         in          December 31,
Limited Partnerships              1996        butions    Received     Income (Loss)     1996
---------------------           ----------   ---------   ----------   -------------   ------------
Alliance Towers                 $    -       $           $ (42,868)    $  42,868        $  -
Antelope Village Apts.               -                    (109,976)      109,976           -
Armitage Commons
Barnesboro Family Project          296,837                 (27,661)       (5,266)        263,910
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                188,495                 (22,828)       49,415         215,082
Buckingham Apts.
Coatesville Towers                   -                     (47,274)       47,274           -
Daniel Scott Commons
Ethel Arnold Bradley               280,238                 (10,578)        5,558         275,218
Glen Oaks Townhomes
Lakeland Place                     140,541                 (37,632)       50,683         153,592
Loch Haven Apts.                   790,250                (307,262)      (45,137)        437,851
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                   1,524,978                               228,043       1,753,021
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                ----------   --------    ---------     ---------      ----------
                                $3,221,339   $    -      $(606,079)    $ 483,414      $3,098,674
                                ==========   ========    =========     =========    ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     Year Ended December 31, 1996
                                -----------------------------------------------------------------
                                                            Cash
                                  Balance     Capital     Distri-       Equity         Balance
                                January 1,    Contri-     butions         in          December 31,
Limited Partnerships              1996        butions    Received     Income (Loss)     1996
---------------------           ----------   ---------   ----------   -------------   ------------
Alliance Towers                 $              $         $ (57,930)    $  57,930      $     -
Antelope Village Apts.                                     (57,433)       57,433            -
Armitage Commons
Barnesboro Family Project          482,115                (139,741)      (45,537)        296,837
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                157,786                 (14,900)       45,609         188,495
Buckingham Apts.
Coatesville Towers                   -                     (85,185)       85,185            -
Daniel Scott Commons                 7,262                  (7,262)                         -
Ethel Arnold Bradley               324,129                 (10,578)      (33,313)        280,238
Glen Oaks Townhomes
Lakeland Place                     110,512                 (37,632)       67,661         140,541
Loch Haven Apts.                   834,403                 (90,000)       45,847         790,250
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts
Scituate Vista                   1,318,677                                206,301      1,524,978
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                ----------     -------   ---------     ---------      ----------
     TOTAL                      $3,234,884     $  -      $(500,661)    $ 487,116      $3,221,339
                                ==========     =======   =========     =========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     Year Ended December 31, 1996
                                -----------------------------------------------------------------
                                                            Cash
                                  Balance     Capital     Distri-       Equity         Balance
                                January 1,    Contri-     butions         in          December 31,
Limited Partnerships              1996        butions    Received     Income (Loss)     1996
---------------------           ----------   ---------   ---------   -------------   ------------
Alliance Towers                 $  117,965   $           $(194,505)    $  76,540      $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project           96,560    200,000                    185,555         482,115
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                149,216                 (13,903)       22,473         157,786
Buckingham Apts.
Coatesville Towers                  33,676                 (94,064)       60,388            -
Daniel Scott Commons                56,191                 (85,000)       36,071           7,262
Ethel Arnold Bradley               335,120                 (10,579)         (412)        324,129
Glen Oaks Townhomes
Lakeland Place                      86,633                 (37,632)       61,511         110,512
Loch Haven Apts.                   820,365                 (15,778)       29,816         834,403
Ninty-Five Vine St.                213,316                              (213,316)
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts
Scituate Vista                   1,380,311                (117,023)       55,389       1,318,677
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                ----------   --------    ---------     ---------      ----------
     TOTAL                      $3,289,353   $200,000    $(568,484)    $ 314,015      $3,234,884
                                ==========   ========    =========     =========      ==========

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

                                                                    SCHEDULE III
                       REAL ESTATE ASSOCIATES LIMITED IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1996


                                 Number   Outstanding
                                  of       Mortgage                    Buildings, Furnishing              Accumulated   Construction
Partnership/Location             Units       Loan            Land          & Equipment          Total     Depreciation    Period
---------------------            -----    -----------    -----------       ------------    ------------   -----------    ----------
Alliance Towers                    101     $2,427,729       $306,054         $3,210,423      $3,516,477    $2,128,627       (A)
  Alliance, OH
Antelope Valley Apartments         121      5,352,170        377,311          6,827,086       7,204,397     3,362,654    1982-1983
  Lancaster, CA
Armitage Commons                   104      4,850,597        234,000          4,816,326       5,050,326     2,478,432    1982-1983
  Chicago, IL
Barnesboro Family Project           62      1,880,675         55,247          2,766,171       2,821,418     1,294,521    1982-1983
  Barnesboro, PA
Baughman Towers                    104      3,613,033        285,159          4,054,854       4,340,013     2,735,848       (A)
  Phillippi, WV
Beacon Hill/                       199      6,787,064      1,209,738          8,149,129       9,358,867     5,638,071       (A)
Hillsdale Place
  Hillsdale, MI
Branford Elderly II                 44      1,468,552        306,089          1,639,110       1,945,199       564,825    1982-1983
  Branford, CT
Buckingham Apartments               83      3,562,341        608,527          4,069,558       4,678,085     1,962,751    1982-1983
  Los Angeles, CA
Coatesville Towers                  90      2,522,064        429,145          2,960,687       3,389,832     2,050,396       (A)
  Coatesville, PA
Daniel Scott Commons                72      3,193,916         91,864          3,818,166       3,910,030     1,346,021    1982-1983
  Chester, PA
Ethel Arnold                        81      4,069,438      1,020,762          3,984,425       5,005,187     1,388,341    1982-1983
  Los Angeles, CA
Glenoaks Townhouses                 48      2,652,789        716,570          2,575,016       3,291,586     1,251,759    1982-1983
  Los Angeles, CA
Lakeland Place                     200      4,844,832        663,771          5,354,032       6,017,803     3,939,886       (A)
  Waterford, MI
Loch Haven Apartments              208      2,940,293        402,000          4,385,299       4,787,299     3,230,781       (A)
  Lauderhill, FL
Oakridge Park Apts.                 40        959,596         40,000          1,152,116       1,192,116     1,031,059    1982-1983
  North Biloxi, MS
One Madison Avenue                  27        942,634         83,750          1,076,522       1,160,272       553,619    1982-1983
  Madison, ME
O'Fallon Apartments                132      4,425,039        149,211          4,773,995       4,923,206     2,283,309    1981-1982
  O'Fallon, IL
Pacific Coast Villa                 50      1,206,899        100,000          1,607,587       1,707,587       865,146       (A)
  Long Beach, CA
Queensbury Heights                  64      1,883,487         50,000          2,568,504       2,618,504     1,102,378    1982-1983
  Middlesboro, KY
Rosewood Apartments                150      5,483,977        541,000          5,799,175       6,340,175     3,304,472       (A)
  Camarillo, CA
Sandwich Apartments                 90      2,410,000         60,000          3,594,942       3,654,942     2,515,743       (A)
  Sandwich, IL
Scituate Vista                     232      7,068,742        414,914         10,160,666      10,575,580     4,366,028    1981-1983
  Cranston, RI
Sterling Village                    80      2,821,261        280,000          3,569,380       3,849,380     2,173,382    1982-1983
  San Bernardino, CA
Villa del Sol                      121      3,587,290        345,959          4,038,693       4,384,652     2,660,609       (A)
  Norwalk, CA
Village of Albany/                  32      1,051,862         59,850          1,152,688       1,212,538       526,193    1982-1983
Village of Brodhead
  Albany & Brodhead, WI
95 Vine Street                      31      1,271,497        280,000          1,742,796       2,022,796       624,490    1982-1983
  Hartford, CT
Vista Park Chino                    40      1,951,661        261,548          2,350,219       2,611,767     1,170,252    1982-1983
  Chino, CA
Wasco Arms Apartments               78      3,258,446        160,991          4,264,387       4,425,378     2,152,495    1982-1983
  Wasco, CA
Wright Park Phase II                99      3,477,233            -                  -               -             -         (A)
  Rome, NY
Additional carrying value                                    941,860          9,200,516      10,142,376     6,075,809
  of real estate on investee
  limited partnerships not
  recorded on said limited
  partnerships
                                 -----    -----------    -----------       ------------    ------------   -----------
TOTAL                            2,783    $91,965,117    $10,475,320       $115,662,488    $126,137,788   $64,867,897
                                 =====    ===========    ===========       ============    ============   ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1996


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

          3.     Investments in property and equipment:


                                                             Buildings,
                                                            Furnishings,
                                                                And
                                    Land                      Equipment                  Total
                                   ----------               ------------            ------------

Balance, January 1, 1994           $10,262,475               $117,239,717            $127,502,192

Net additions during 1994               44,528                  1,149,116               1,193,644
                                   -----------               ------------            ------------

Balance, December 31, 1994          10,307,003                118,388,833             128,695,836

Net additions during 1995              177,017                     84,592                 261,609
                                   -----------               ------------            ------------

Balance, December 31, 1995          10,484,020                118,473,425             128,957,445

Net deletions during 1996               (8,700)                (2,810,957)             (2,819,657)
                                   -----------               ------------            ------------

Balance, December 31, 1996         $10,475,320               $115,662,468            $126,137,788
                                   ===========               ============            ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1996


                                                   Buildings
                                                  Furnishings
                                                 and Equipment
                                                 -------------
ACCUMULATED DEPRECIATION:
------------------------
Balance, January  1, 1994                          $57,691,734

Net additions during 1994                            1,856,956
                                                   -----------

Balance, December 31, 1994                          59,548,690

Net additions during 1995                            3,655,616
                                                   -----------

Balance, December 31, 1995                          63,204,306

Net additions during 1996                            1,663,591
                                                   -----------

Balance, December 31, 1996                         $64,867,897
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)   At December 31, 1996, security ownership of management is as listed:

                                                                                                  Percentage of
                                                                                                   Outstanding
                                                                      Amount and                     Limited
                                 Name of                               Nature of                   Partnership
Title of Class                    Owner                            Beneficial Owner                 Interests
--------------                   -------                           ----------------                -----------
Limited                    Charles H. Boxenbaum
Partnership                780 Latimer Road
Interest                   Santa Monica, CA 90402                       $ 7,500                         *

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

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and December 31, 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements December 31, 1996.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

REPORTS ON FORM 8-K

A report on Form 8-K dated November 6, 1996, was filed with the Securities and Exchange Commission. This Form 8-K disclosed that the registrant became aware of an entity conducting a tender offer for units in the registrant. The general partners on behalf of the registrant, by letter, dated November 6, 1996, advised the limited partners that the general partners expressed no opinion regarding this offer, but urged the limited partners to consult with their tax advisors about the tax consequences that could result from a sale of their units.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED IV

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


________________________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


_______________________________________________________
Bruce E. Nelson
Director and President


_______________________________________________________
Alan I. Casden
Director


_______________________________________________________
Henry C. Casden
Director


________________________________________________________
Brian D. Goldberg
Director


_______________________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller