Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 1997-05-19
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 1997 and December 31, 1996....................................1

                 Statements of Operations,
                        Three Months Ended March 31, 1997 and 1996.......................................2

                 Statement of Partners' Equity (Deficiency),
                        Three Months Ended March 31, 1997................................................3

                 Statements of Cash Flows,
                        Three Months Ended March 31, 1997 and 1996.......................................4

                 Notes to Financial Statements...........................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............................................9

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings......................................................................10

        Item 6.  Exhibits and Reports on Form 8-K.......................................................10

       Signatures.......................................................................................11

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                       1997           1996
                                                                    (Unaudited)     (Audited)
                                                                    -----------    -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $ 3,099,451    $ 3,098,674

CASH AND CASH EQUIVALENTS (Note 1)                                    6,740,374      6,603,047

OTHER  ASSETS                                                            72,830         72,829
                                                                    -----------    -----------

          TOTAL ASSETS                                              $ 9,912,655    $ 9,774,550
                                                                    ===========    ===========


                    LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)                                  $ 1,230,744    $ 1,230,743
     Interest payable (Notes 1 and 5)                                   272,659        244,760
     Accounts payable                                                     9,959         14,701
                                                                    -----------    -----------

                                                                      1,513,362      1,490,204
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                  (188,037)      (189,186)
     Limited partners                                                 8,587,330      8,473,532
                                                                    -----------    -----------

                                                                      8,399,293      8,284,346
                                                                    -----------    -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                              $ 9,912,655    $ 9,774,550
                                                                    ===========    ===========








   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                    1997         1996
                                                 ---------    ---------

INTEREST INCOME                                  $  72,876    $  36,766
                                                 ---------    ---------

OPERATING EXPENSES:
    Legal and accounting                            36,822        9,446
    Management fees - general partner (Note 3)     126,348      126,348
    Interest (Note 1)                               27,899       30,750
    Administrative  (Note 3)                        20,600       63,828
                                                 ---------    ---------

TOTAL OPERATING EXPENSES                           211,669      230,372
                                                 ---------    ---------

LOSS FROM OPERATIONS                              (138,793)    (193,606)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                              239,740       92,990

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                         14,000      120,000
                                                 ---------    ---------

NET INCOME                                       $ 114,947    $  19,384
                                                 =========    =========


NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                           $       9    $       1
                                                 =========    =========









   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                        General       Limited
                                        Partners      Partners       Total
                                        ----------    ----------   ----------
PARTNERSHIP INTERESTS,
      March 31, 1997                                      13,202
                                                      ==========


EQUITY (DEFICIENCY),
      January 1, 1997                   $ (189,186)   $8,473,532   $8,284,346

      Net income for the three months
      ended March 31, 1997                   1,149       113,798      114,947
                                        ----------    ----------   ----------

EQUITY (DEFICIENCY),
      March 31, 1997                    $ (188,037)   $8,587,330   $8,399,293
                                        ==========    ==========   ==========





















   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                                1997           1996
                                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $   114,947    $    19,384
       Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
             Equity in income of limited partnerships and amorti-
                zation of additional basis and acquisition costs                (14,000)      (120,000)
             (Decrease) increase in accounts payable and interest payable        23,158         60,459
                                                                            -----------    -----------

                Net cash provided by (used in) operating activities             124,105        (40,157)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships
            recognized as return of capital                                      13,222         10,578
                                                                            -----------    -----------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                           137,327        (29,579)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                6,603,047      5,561,045
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 6,740,374    $ 5,531,466
                                                                            ===========    ===========











   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    GENERAL

                    The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

                    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1997

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

                    IMPAIRMENT OF LONG-LIVED ASSETS

                    The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

                    Certain of the Partnership's investments involved purchases of partnership interest from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,115,952 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest are payable by the Partnership through REA II, and have principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership properties. The notes are collateralized by REA II's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships as defined in the notes.
                    Unpaid interest is due at maturity of the notes.

                    The following is a summary of the investment in limited partnerships as of March 31, 1997:

                    Balance, beginning of period                                     $3,098,676
                    Equity in income of limited partnerships                             17,000
                    Distributions recognized as a return of capital                     (13,225)
                    Amortization of acquisition costs                                    (3,000)
                                                                                     ----------
                    Balance, end of period                                           $3,099,451
                                                                                     ==========

                    The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                                                             1997           1996
                                                                         -----------    -----------
                          REVENUES
                             Rental and other                            $ 5,987,000    $ 5,874,000
                                                                         -----------    -----------

                          EXPENSES
                             Depreciation                                    922,000        941,000
                             Interest                                      2,043,000      2,022,000
                             Operating                                     3,289,000      2,927,000
                                                                         -----------    -----------

                                                                           6,254,000      5,890,000
                                                                         -----------    -----------

                             Net loss                                    $  (267,000)   $   (16,000)
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

                                 MARCH 31, 1997


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

                    Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4% of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $126,000 for the three months ended March 31, 1997 and 1995.

                    The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $8,382 and $8,100 for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

                    The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                                  REAL ESTATE ASSOCIATES LIMITED IV
                                  (a California limited partnership)


                                  By: National Partnership Investments Corp., General Partner

                                  Date:
                                       -------------------------------------


                                  By:
                                       -------------------------------------
                                        Bruce Nelson
                                        President


                                  Date:
                                       -------------------------------------


                                  By:
                                       -------------------------------------
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer


                                  Date:
                                       -------------------------------------