Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 1997-08-19
CIK 355573

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended JUNE 30, 1997

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


                             Yes  [X]     No [ ]

                       REAL ESTATE ASSOCIATES LIMITED IV
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                              INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheets, June 30, 1997 and December 31, 1996...............1

           Statements of Operations,
                Six and Three Months Ended June 30, 1997 and 1996 ...........2

           Statement of Partners' Equity (Deficiency),
                Six Months Ended June 30, 1997 ..............................3

           Statements of Cash Flows,
                Six Months Ended June 30, 1997 and 1996 .....................4

           Notes to Financial Statements ....................................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................10

     Item 6.  Exhibits and Reports on Form 8- K ............................10

     Signatures.............................................................11

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                       1997               1996
                                                   (Unaudited)          (Audited)
                                                   ------------       ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $  3,095,327       $  3,098,674

CASH AND CASH EQUIVALENTS (Note 1)                    7,611,971          6,603,047

OTHER  ASSETS                                            50,000             72,829
                                                   ------------       ------------

          TOTAL ASSETS                             $ 10,757,298       $  9,774,550
                                                   ============       ============


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)                 $  1,230,743       $  1,230,743
     Interest payable (Notes 1 and 5)                   157,197            244,760
     Accounts payable                                    11,874             14,701
                                                   ------------       ------------

                                                      1,399,814          1,490,204
                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                  (178,455)          (189,186)
     Limited partners                                 9,535,939          8,473,532
                                                   ------------       ------------

                                                      9,357,484          8,284,346
                                                   ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                             $ 10,757,298       $  9,774,550
                                                   ============       ============






   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                  Six months    Three months      Six months     Three months
                                                     ended          ended            ended          ended
                                                 June 30, 1997  June 30, 1997    June 30, 1996   June 30, 1996
                                                 -------------  -------------    -------------   -------------
INTEREST INCOME                                   $   148,864     $    75,988     $    78,868     $    42,101
                                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES:
    Legal and accounting                               71,381          34,558          70,484          16,640
    Management fees - general partner (Note 3)        252,696         126,348         252,696         126,348
    Interest (Note 1)                                  55,798          27,899          61,500          30,750
    Administrative  (Note 3)                           44,982          24,383          36,689          17,258
                                                  -----------     -----------     -----------     -----------

TOTAL OPERATING EXPENSES                              424,857         213,188         421,369         190,996
                                                  -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                 (275,993)       (137,200)       (342,501)       (148,895)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                               1,321,131       1,081,391       1,012,655         919,665

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                            28,000          14,000         240,000         120,000
                                                  -----------     -----------     -----------     -----------

NET INCOME                                        $ 1,073,138     $   958,191     $   910,154     $   890,770
                                                  ===========     ===========     ===========     ===========


NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                            $        81     $        73     $        69     $        67
                                                  ===========     ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                           General           Limited
                                           Partners          Partners          Total
                                          ----------        ----------       ----------
PARTNERSHIP INTERESTS,
      June 30, 1997                                             13,202
                                                            ==========


EQUITY (DEFICIENCY),
      January 1, 1997                     $ (189,186)       $8,473,532       $8,284,346

      Net income for the six months
      ended June 30, 1997                     10,731         1,062,407        1,073,138
                                          ----------        ----------       ----------

EQUITY (DEFICIENCY),
      June 30, 1997                       $ (178,455)       $9,535,939       $9,357,484
                                          ==========        ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                            1997               1996
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                        $ 1,073,138        $   910,154
       Adjustments to reconcile net income to net cash provided by operating activities:
             Equity in income of limited partnerships and amorti-
                zation of additional basis and acquisition costs             (28,000)          (240,000)
             Decrease in advances to limited partnership                      22,829             40,000
             Decrease in accounts payable and interest payable               (90,390)           (90,977)
                                                                         -----------        -----------

                Net cash provided by operating activities                    977,577            619,177
                                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships
            recognized as return of capital                                   31,347             38,239
                                                                         -----------        -----------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,008,924            657,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,603,047          5,561,045
                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 7,611,971        $ 6,218,461
                                                                         ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                          REAL ESTATE ASSOCIATES LIMITED IV
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                                    JUNE 30, 1997

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

            In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                    JUNE 30, 1997


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

                          REAL ESTATE ASSOCIATES LIMITED IV
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                    JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

            The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

            The following is a summary of the investment in limited partnerships for the six months ended June 30, 1997:

            Balance, beginning of period                         $3,098,674
            Equity in income of limited partnerships                 34,000
            Distributions recognized as a return of capital         (31,347)
            Amortization of acquisition costs                        (6,000)
                                                                 ----------
            Balance, end of period                               $3,095,327
                                                                 ==========

            The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                    Six months       Three months       Six months       Three months
                                       ended             ended             ended             ended
                                   June 30, 1997     June 30, 1997     June 30, 1996     June 30, 1996
                                   -------------     -------------     -------------     -------------
             REVENUES
               Rental and other     $ 11,974,000      $  5,987,000      $ 11,750,000      $  5,875,000
                                    ------------      ------------      ------------      ------------
             EXPENSES
               Depreciation            1,844,000           922,000         1,882,000           941,000
               Interest                4,086,000         2,043,000         4,044,000         2,022,000
               Operating               6,578,000         3,289,000         5,854,000         2,927,000
                                    ------------      ------------      ------------      ------------
                                      12,508,000         6,254,000        11,780,000         5,890,000
                                    ------------      ------------      ------------      ------------
               Net loss             $   (534,000)     $   (267,000)     $    (30,000)     $    (15,000)
                                    ============      ============      ============      ============

             NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                          REAL ESTATE ASSOCIATES LIMITED IV
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                    JUNE 30, 1997


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

            Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $253,000 for the six months ended June 30, 1997 and 1996.

            The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $17,585 and $16,111 for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                    JUNE 30, 1997


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

            The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                    JUNE 30, 1997


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

                                    JUNE 30, 1997


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


                                     REAL ESTATE ASSOCIATES LIMITED IV
                                     (a California limited partnership)


                                     By: National Partnership Investments Corp.,
                                         General Partner


                                     Date:
                                          --------------------------------------


                                     By:
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                     Date:
                                          --------------------------------------



                                     By:
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                     Date:
                                          --------------------------------------