Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 1997-11-17
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Balance Sheets, September 30, 1997 and December 31, 1996.......1

               Statements of Operations,
                   Nine and Three Months Ended September 30, 1997 and 1996 ...2

               Statement of Partners' Equity (Deficiency),
                   Nine Months Ended September 30, 1997 ......................3

               Statements of Cash Flows,
                   Nine Months Ended September 30, 1997 and 1996 .............4

               Notes to Financial Statements .................................5

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................9

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................10

    Item 6.  Exhibits and Reports on Form 8- K ..............................10

    Signatures...............................................................11

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                        1997              1996
                                                                    (Unaudited)         (Audited)
                                                                    ------------      -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $  3,109,327      $  3,098,674

CASH AND CASH EQUIVALENTS (Note 1)                                     7,495,168         6,603,047

OTHER  ASSETS                                                             80,000            72,829
                                                                    ------------      ------------

          TOTAL ASSETS                                              $ 10,684,495      $  9,774,550
                                                                    ============      ============


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 1 and 5)                                  $  1,230,743      $  1,230,743
     Interest payable (Notes 1 and 5)                                    185,097           244,760
     Accounts payable                                                     49,719            14,701
                                                                    ------------      ------------

                                                                       1,465,559         1,490,204
                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                   (179,840)         (189,186)
     Limited partners                                                  9,398,776         8,473,532
                                                                    ------------      ------------

                                                                       9,218,936         8,284,346
                                                                    ------------      ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                              $ 10,684,495      $  9,774,550
                                                                    ============      ============



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                    Nine months    Three months        Nine months      Three months
                                                       ended           ended              ended            ended
                                                  Sept. 30, 1997   Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1996
                                                   -----------      -----------      --------------    --------------


INTEREST INCOME                                    $   236,477      $    87,613      $      127,157      $    48,289
                                                   -----------      -----------      --------------      -----------

OPERATING EXPENSES:
    Legal and accounting                               167,991           77,650           89,969           19,485
    Management fees - general partner (Note 3)         379,044          126,348          379,044          126,348
    Interest (Note 1)                                   83,696           27,889           92,250           30,750
    Administrative  (Note 3)                            70,887           25,913           50,233           13,545
                                                   -----------      -----------      -----------       ----------

TOTAL OPERATING EXPENSES                               701,618          257,800          611,496          190,128
                                                   -----------      -----------      -----------       ----------


LOSS FROM OPERATIONS                                  (465,141)        (170,187)        (484,339)        (141,839)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                1,357,731           36,600        1,082,660           70,005

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                             42,000           14,000          360,000          120,000
                                                   -----------      -----------      -----------       ----------

NET INCOME (LOSS)                                  $   934,590      $  (119,587)     $   958,321      $    48,166
                                                   ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                 $        71      $        (9)     $        73      $         4
                                                   ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                             General       Limited
                                             Partners      Partners         Total
                                           ----------     ----------      -----------

PARTNERSHIP INTERESTS,
        September 30, 1997                                    13,202
                                                          ==========


EQUITY (DEFICIENCY),
        January 1, 1997                    $ (189,186)     $8,473,532     $8,284,346

        Net income for the nine months
         ended September 30, 1997               9,346         925,244        934,590
                                           ----------      ----------     ----------

EQUITY (DEFICIENCY),
        September 30, 1997                 $ (179,840)     $9,398,776     $9,218,936
                                           ==========      ==========     ==========






   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                                              1997            1996
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income                                            $   934,590      $   958,321
         Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of limited partnerships and amorti-
         zation of additional basis and acquisition costs                    (42,000)        (360,000)
         (Increase) decrease in other assets                                  (7,171)          40,000
         Decrease in accounts payable and interest payable                   (24,645)         (66,262)
                                                                         -----------      -----------

         Net cash provided by operating activities                           860,774          572,059
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Distributions from limited partnerships
         recognized as return of capital                                      31,347          383,133
                                                                         -----------      -----------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                    892,121          955,192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,603,047        5,561,045
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 7,495,168      $ 6,516,237
                                                                         ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

          In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

          The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $56,348 for the nine months ended September 30, 1997.

          The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1997:

         Balance, beginning of period                        $ 3,098,674
         Equity in income of limited partnerships                 51,000
         Distributions recognized as a return of capital         (31,347)
         Amortization of acquisition costs                        (9,000)
                                                             -----------
         Balance, end of period                              $ 3,109,327

         The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                           Nine months     Three months      Nine months     Three months
                              ended            ended            ended            ended
                        Sept. 30, 1997     Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                        --------------     --------------    --------------   --------------
REVENUES
    Rental and other     $ 17,961,000      $  5,987,000      $ 17,625,000      $  5,875,000
                         ------------      ------------      ------------      ------------

 EXPENSES
    Depreciation            2,766,000           922,000         2,823,000           941,000
    Interest                6,129,000         2,043,000         6,066,000         2,022,000
    Operating               9,867,000         3,289,000         8,781,000         2,927,000
                         ------------      ------------      ------------      ------------

                           18,762,000         6,254,000        17,670,000         5,890,000
                         ------------      ------------      ------------      ------------

    Net loss             $   (801,000)     $   (267,000)     $    (45,000)     $    (15,000)
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

                               SEPTEMBER 30, 1997

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

          Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $379,000 for the nine months ended September 30, 1997 and 1996.

          The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $26,100 and $26,200 for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1997


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

          The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $56,348 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)

                                    By: National Partnership Investments Corp.
                                    General Partner




                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                     Date:
                                        ----------------------------------------




                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                     Date:
                                        ----------------------------------------