Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 1998-04-15
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                     0-12439
                                     -------

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

ITEM 1.  BUSINESS:

Real Estate Associates Limited IV ("REAL IV" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on August 24, 1981. On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton, Inc.

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investment Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL IV is conducted primarily by NAPICO.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

REAL IV holds limited partnership interests in twenty-two local limited partnerships as of December 31, 1997 and a general partner interest in Real Estate Associates II ("REA II") which in turn holds limited partnership interests in an additional seven limited partnerships. Therefore, REAL IV holds directly or indirectly through REA II investments in twenty-nine local limited partnerships. The general partners of REA II are REAL IV and NAPICO. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The partnerships in which REAL IV has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL IV has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale or refinance etc.

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

During 1997, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 1997, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                               Units Authorized
                                                  For Rental
                                               Assistance Under
                                                 Section 8/or
                                                  Other Rent
                                   No. of         Supplement        Units       Percentage of
Name & Location                    Units           Program         Occupied      Total Units
---------------------------        -----       -----------------   --------     -------------
Alliance Towers
  Alliance, OH                      101             101/0            100             99%

Antelope Valley Apartments
  Lancaster, CA                     121             121/0            120             99%

Armitage Commons
  Chicago, IL                       104             104/0            103             99%

Barnesboro Family Project
  (Cherry Ridge Terrace)
  Barnesboro, PA                     62              62/0             53             85%

Baughman Towers
  Philippi, WV                      104             104/0            102             98%

Beacon Hill/
Hillsdale Place
  Hillsdale, MI                     199             199/0            195             98%

Branford Elderly II
  Branford, CT                       44              44/0             43             98%

Buckingham Apartments
  Los Angeles, CA                    83              83/0             83            100%

Coatesville Towers
  Coatesville, PA                    90              90/0             89             99%

Daniel Scott Commons
  Chester, PA                        72              72/0             72            100%

Ethel Arnold Bradley Gardens
  Los Angeles, CA                    80              80/0             80            100%

Glenoaks Townhouses
  Los Angeles, CA                    48              48/0             48            100%

Lakeland Place
  Waterford, MI                     200             200/0            200            100%

Loch Haven Apartments
  Lauderhill, FL                    208              None            206             99%

Ninety-Five Vine Street
  Hartford, CT                       31              31/0             30             97%

Oakridge Park Apartments
  North Biloxi, MS                   40              0/40             40            100%

O'Fallon Apartments
  O'Fallon, IL                      132             132/0            132            100%

One Madison Avenue
  Madison, ME                        27              27/0             26             96%

Pacific Coast Villa
  Long Beach, CA                     50              50/0             49             98%

Queensbury Heights
  Middlesboro, KY                    64              0/64             58             91%

Rosewood Apartments
  Camarillo, CA                     150              None            143             95%

Sandwich Apartments
  Sandwich, IL                       90              90/0             90            100%

Scituate Vista
  Cranston, RI                      230             230/0            228             99%

Sterling Village
  San Bernardino, CA                 80              80/0             79             99%

Villa del Sol
  Norwalk, CA                       120              None            108             90%

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)


                                              Units Authorized
                                                 For Rental
                                              Assistance Under
                                                Section 8/or
                                                 Other Rent
                                  No. of         Supplement         Units         Percentage of
Name & Location                   Units            Program         Occupied       Total Units
                                  -----       -----------------    --------       -------------
Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI              32                0/32             26             81%

Vista Park Chino
Chino, CA                            40                40/0             39             98%

Wasco Arms Apartments
Wasco, CA                            78                78/0             77             99%

Wright Park Phase II
Rome, NY                             99               20/20             25             25%
                                  -----           ---------          -----
TOTALS                            2,779           2,087/156          2,644             95%
                                  =====           =========          =====

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL IV holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, the Partnership's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL IV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 2,703 registered holders of units in REAL IV. No distributions have been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6. SELECTED FINANCIAL DATA:

                                                          Year Ended December 31,
                              --------------------------------------------------------------------------------
                                  1997             1996             1995             1994             1993
                              ------------     ------------     ------------     ------------     ------------
Loss From Operations          $   (643,236)    $   (636,501)    $   (654,466)    $   (680,262)    $   (697,033)

Distributions From
   Limited Partnerships
   Recognized as Income          1,406,888        1,107,630        1,222,286        1,053,488          948,374

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs               355,483          483,414          487,116          314,015          372,206
                              ------------     ------------     ------------     ------------     ------------
Net Income                    $  1,119,135     $    954,543     $  1,054,936     $    687,241     $    623,547
                              ============     ============     ============     ============     ============
Net Income per Limited
   Partnership Interest       $         85     $         72     $         80     $         52     $         47
                              ============     ============     ============     ============     ============
Total assets                  $ 10,896,957     $  9,774,550     $  8,997,384     $  7,954,058     $  7,226,884
                              ============     ============     ============     ============     ============
Investments in Limited
   Partnerships               $  3,374,262     $  3,098,674     $  3,221,339     $  3,234,884     $  3,289,353
                              ============     ============     ============     ============     ============
Notes Payable                 $  1,042,524     $  1,230,743     $  1,230,743     $  1,230,743     $  1,230,743
                              ============     ============     ============     ============     ============

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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL IV has invested could produce tax losses for as long as 20 years. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1997, the Partnership has investments in 22 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 80% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1997, the Partnership has a positive investment balance in only six local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 22 local limited partnerships that were allocated to the Partnership were $317,000, $(1,123,000) and $269,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the six partnerships with a positive investment balance, of $355,483, $483,414 and $487,116 for the years ended December 31, 1997, 1996 and 1995, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,268,000 and $11,201,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $1,406,888, $1,107,630 and $1,222,286 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $7,430,796, $6,603,047 and $5,561,045, respectively.
Substantially all of these amounts are on deposit primarily with two high credit quality financial institutions, earning interest. In addition, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1997 was significantly greater than in prior years. This resulted in the Partnership earning approximately $326,000, $173,000 and $152,000 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. As a result of the changing financial institutions, interest rate earned on investments in 1997 was approximately 5%, compared to approximately 2.5% in prior years. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner. Should the Partnership complete the sale of interests, its obligations may be reduced and a distribution of cash may be disbursed to the partners.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1997, management fees have remained constant at $505,392 for each of these years.

The Partnership is obligated on non-recourse notes payable of $1,042,524 which bear interest at 10 percent per annum and have principal maturities ranging from 2015 to 2022. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was $74,057, $123,000 and $123,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $185,099 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $109,635, $101,255 and $89,895 for the years ended December 31, 1997, 1996 and 1995, respectively. Administrative expenses were $279,994, $79,999 and $88,629 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $37,681, $34,565 and $32,004 for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in administrative expenses for 1997 is $185,099, approximately $128,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned third party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 22 local partnerships has remained fairly constant, and was $24,215,000, $23,947,000 and $23,498,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Total expenses for the 22 local partnerships were $23,897,000, $25,017,000 and $23,559,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Expenses in 1996 were approximately $1,400,000 greater than 1997 and 1995 primarily as a result of an approximately $1,600,000 loss in 1996 from the foreclosure of a property owned by one partnership.

The total net income (loss) for the 22 local partnerships for 1997, 1996 and 1995 aggregated $319,000, $(1,070,000) and $(61,000), respectively. The income
(losses) allocated to the Partnership were $317,000, $(1,123,000) and $269,000 for 1997, 1996 and 1995, respectively.

The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation, and changing legislation could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 23 percent and 23 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represents 19 percent, 23 percent and 27 percent of the total net income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
                    THE PENNSYLVANIA HOUSING FINANCE AGENCY


To the Partners of
Barnesboro Associates

We have audited the accompanying balance sheets of BARNESBORO ASSOCIATES, PHFA Project No. R-1046-8F (Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barnesboro Associates as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial data (shown on pages 12 through 25) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of the Partnership's internal control and a report dated January 23, 1998, on its compliance with laws and regulations.



/s/   ALTSCHULER, MELVOIN AND GLASSER LLP
----------------------------------------------


Chicago, Illinois
January 23, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
                    THE PENNSYLVANIA HOUSING FINANCE AGENCY


To the Partners of
Barnesboro Associates


We have audited the balance sheet of BARNESBORO ASSOCIATES, PHFA Project Number R-1046-4F, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                   /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
January 14, 1997

[RIZZO & AMORE, P.C. LETTERHEAD]

To The General Partner
The Branford Group Limited Partnership
Woodbridge, Connecticut

We have audited the accompanying statement of financial position of The Branford Group Limited Partnership (a limited partnership), Connecticut Housing Finance Authority Project Number 81-019M as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the three years then ended. These financial statements are the responsibility of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Branford Group Limited Partnership as of December 31, 1997 and 1996, and the results of operations, changes in partners' equity and cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 15 through 20) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of The Branford Group Limited Partnership. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998 on our consideration of The Branford Group Limited Partnership's internal controls and a report dated February 16, 1998 on its compliance with laws and regulations.




                                                [SIG]
                                       ------------------------


West Haven Connecticut
April 6, 1998

                          [LITZ & COMPANY LETTERHEAD]



Normandie Avenue Development Company
aka Ethel Arnold Bradley Gardens Apartments
6330 San Vicente Boulevard, Suite 270
Los Angeles, California 90048

                          INDEPENDENT AUDITORS' REPORT

Gentlemen:

     We have audited the accompanying balance sheet of Ethel Arnold Bradley Gardens Apartments (HUD Project No. 122-35548-PM-L8) as of December 31, 1997, and the related statements of profit and loss, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Arnold Bradley Gardens Apartments as of December 31, 1997, and the results of its operations, changes in equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the basis of the property as explained in Note 1, applied on a basis consistent with prior periods and HUD requirements.

     In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Ethel Arnold Bradley Gardens Apartments' internal control structure and on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (see Index to the Financial Statements) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Ethel Arnold Bradley Gardens Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



                                        /s/ LITZ & COMPANY
                                        -----------------------------------

February 9, 1998

Erica M. Kish, CPA
Litz & Company
8906 W. Olympic Boulevard
Beverly Hills, CA 90211
(213) 272-1505
95-3537761

                          [LITZ & COMPANY LETTERHEAD]


Normandie Avenue Development Company
aka Ethel Arnold Bradley Gardens Apartments
6330 San Vicente Boulevard, Suite 270
Los Angeles, California 90048


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Gentlemen:

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project
No. 122-35548-PM-L8 as of December 31, 1996, and the results of its operations, changes in equity and cash flows for the year then ended in conformity with generally accepted accounting principles, applied on a basis consistent with prior periods and HUD requirements.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 19, 1997 on our consideration of Ethel Arnold Bradley Gardens Apartments' internal control structure, and reports dated January 19, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Pair Housing.

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


January 19, 1997

Erica M. Kish, CPA
Litz & Company
8906 W. Olympic Boulevard
Beverly Hills, CA 90211
(213) 272-1505
95-3537761

                [Altschuler, Melvoin and Glasser LLP LETTERHEAD]



              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Normandie Avenue Development Co.

We have audited the accompanying balance sheet of NORMANDIE AVENUE DEVELOPMENT CO. (a California limited partnership) aka Ethel Bradley Gardens Apartments, FHA Project Number 122-35548-L8, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 9, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Normandie Avenue Development Co., aka Ethel Arnold Bradley Garden Apartments, at December 31, 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996 on our consideration of the Partnership's internal control structure and a report dated February 2, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements takes as a whole. The accompanying additional financial data shown on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 2, 1996

                         [COOPERS & LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Lakeland Place Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Lakeland Place Associates Limited Dividend Housing Association (A Michigan Limited Partnership, MSHDA Development Number 513), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Place Associates Limited Dividend Housing Association, MSHDA No. 513, as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our 1997 audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Lakeland Place Associates Limited Dividend Housing Association, MSHDA No. 513, on pages 9 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated February 2, 1998 on our consideration of Lakeland Place Associates Limited Dividend Housing Association's internal control structure and a report dated February 2, 1998 on its compliance with laws and regulations.


                                        /s/  COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
February 2, 1998

                         [COOPERS & LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Lakeland Place Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Lakeland Place Associates Limited Dividend Housing Association (A Michigan Limited Partnership, MSHDA Development Number 513), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our 1997 audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Lakeland Place Associates Limited Dividend Housing Association, MSHDA No. 513, on pages 9 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated January 27, 1997 on our consideration of Lakeland Place Associates Limited Dividend Housing Association's internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.


                                        /s/  COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
January 27, 1997

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Lauderhill Apartment Investors Limited Partnership


We have audited the accompanying balance sheets of LAUDERHILL APARTMENT INVESTORS LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Lauderhill Apartment Investors Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1997 financial data, listed in the Table of Contents, are presented for the purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1997 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 10, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Lauderhill Apartment Investors Limited Partnership


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

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for the purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                           [PAUL DAMIANO LETTERHEAD]


The Partners
Scituate Vista Associates
(A Limited Partnership)
Cranston, RI

     We have audited the accompanying balance sheet of RIHMFC Project No. RI-43-H023-115 of Scituate Vista Associates (a limited partnership) as of February 28, 1997, and the related statements of income and changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of RIHMFC Project No. RI-43-H023-115 as of February 28, 1997 and the results of its operations and the changes in partners' equity and cash flows for the year ended in conformity with generally accepted accounting principles.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 13-18 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of the RIHMFC Project No. RI-43-H023-115. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued a report dated April 29, 1997 on our consideration of the Scituate Vista Associates' internal control structure and a report dated April 29, 1997 on its compliance with specific requirements applicable to RIHMFC programs.


                                        /s/  PAUL DAMIANO CPA, P.C.
                                        -----------------------------------

Lincoln, Rhode Island 02865

April 29, 1997

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

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report shown on pages 12-18 are presented for the purposes of additional analysis and are not a required part of the basic financial statements of the RIHMFC Project No. RI-43-H023-115. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued a report dated May 14, 1996 on our consideration of the Scituate Vista Associates' internal control structure and a report dated May 14, 1996 on its compliance with specific requirements applicable to RIHMFC programs.


                                        /s/  PAUL DAMIANO CPA, P.C.
                                        -----------------------------------

Lincoln, Rhode Island 02865

May 14, 1996

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                             1997             1996
                                                         ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $  3,374,262     $  3,098,674
CASH AND CASH EQUIVALENTS (Note 1)                          7,430,796        6,603,047
OTHER  ASSETS                                                  91,899           72,829
                                                         ------------     ------------
          TOTAL ASSETS                                   $ 10,896,957     $  9,774,550
                                                         ============     ============

                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 7)                       $  1,042,524     $  1,230,743
     Interest payable (Notes 3 and 7)                         320,101          244,760
     Accounts payable                                         130,851           14,701
                                                         ------------     ------------
                                                            1,493,476        1,490,204
                                                         ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                        (177,995)        (189,186)
     Limited partners                                       9,581,476        8,473,532
                                                         ------------     ------------
                                                            9,403,481        8,284,346
                                                         ------------     ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 10,896,957     $  9,774,550
                                                         ============     ============

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997            1996            1995
                                                      -----------     -----------     -----------
INTEREST INCOME                                       $   325,842     $   173,145     $   152,450
                                                      -----------     -----------     -----------
OPERATING EXPENSES:
    Legal and accounting                                  109,635         101,255          89,895
    Management fees - general partner (Note 4)            505,392         505,392         505,392
    Interest (Note 3)                                      74,057         123,000         123,000
    Administrative  (Note 4)                              279,994          79,999          88,629
                                                      -----------     -----------     -----------
TOTAL OPERATING EXPENSES                                  969,078         809,646         806,916
                                                      -----------     -----------     -----------

LOSS FROM OPERATIONS                                     (643,236)       (636,501)       (654,466)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   1,406,888       1,107,630       1,222,286

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                               355,483         483,414         487,116
                                                      -----------     -----------     -----------
NET INCOME                                            $ 1,119,135     $   954,543     $ 1,054,936
                                                      ===========     ===========     ===========
NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                $        85     $        72     $        80
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                        General          Limited
                                        Partners         Partners         Total
                                       ----------       ----------      ----------
EQUITY (DEFICIENCY),
      January 1, 1995                  $ (209,281)      $6,484,148      $6,274,867
      Net income for 1995                  10,549        1,044,387       1,054,936
                                       ----------       ----------      ----------
EQUITY (DEFICIENCY),
      December 31, 1995                  (198,732)       7,528,535       7,329,803
      Net income for 1996                   9,545          944,998         954,543
                                       ----------       ----------      ----------
EQUITY (DEFICIENCY),
      December 31, 1996                  (189,186)       8,473,532       8,284,346
      Net income for 1997                  11,191        1,107,944       1,119,135
                                       ----------       ----------      ----------
EQUITY (DEFICIENCY),
      December 31, 1997                $ (177,995)      $9,581,476      $9,403,481
                                       ==========       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                         1997               1996               1995
                                                                     ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $  1,119,135       $    954,543       $  1,054,936
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Equity in income of limited partnerships and amorti-
         zation of additional basis and acquisition costs                (355,483)          (483,414)          (487,116)
        (Increase) decrease in other assets                               (19,070)            17,171            (90,000)
        Increase (decrease) in accounts payable and
         interest payable                                                 191,491           (177,377)           (11,610)
                                                                     ------------       ------------       ------------
      Net cash provided by operating activities                           936,073            310,923            466,210
                                                                     ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in short term investments                                       --            125,000                 --
      Distributions from limited partnerships
        recognized as return of capital                                    79,895            606,079            500,661
                                                                     ------------       ------------       ------------
      Net cash provided by investing activities                            79,895            731,079            500,661
                                                                     ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of notes payable                                           (188,219)                --                 --
                                                                     ------------       ------------       ------------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     827,749          1,042,002            966,871

CASH AND CASH EQUIVALENTS,
      beginning of year                                                 6,603,047          5,561,045          4,594,174
                                                                     ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
       end of year                                                   $  7,430,796       $  6,603,047       $  5,561,045
                                                                     ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
      Cash paid during the year for interest                         $      1,284       $    285,751       $    147,896
                                                                     ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited IV (the Partnership) was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Coast Housing Investments Associates (CHIA), a limited partnership. Casden Investment Corp. owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO. The business of REAL IV is conducted primarily by NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,268,000 and $11,201,000 as of December 31, 1997 and 1996, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                               1997               1996
                                                           ------------       ------------
        Investment balance, beginning of year              $  3,098,674       $  3,221,339
        Equity in income of limited partnerships                534,320            662,251
        Amortization of capitalized additional basis
          and acquisition costs and fees                       (178,837)          (178,837)
        Distributions recognized as return of capital           (79,895)          (606,079)
                                                           ------------       ------------
        Investment balance, end of year                    $  3,374,262       $  3,098,674
                                                           ============       ============

        The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                                                      1997           1996
                                                                    --------       --------
                                                                         (in thousands)
        Land and buildings, net                                     $ 59,032       $ 61,270
                                                                    ========       ========
        Total assets                                                $ 75,218       $ 77,145
                                                                    ========       ========
        Mortgages payable                                           $ 90,566       $ 91,965
                                                                    ========       ========
        Total liabilities                                           $ 95,985       $ 96,702
                                                                    ========       ========
        Deficiency of Real Estate Associates Limited IV             $(19,801)      $(18,647)
                                                                    ========       ========
        Deficiency of other partners                                $   (965)      $   (910)
                                                                    ========       ========

                            Statements of Operations

                                                                  1997          1996           1995
                                                                --------      --------       --------
                                                                           (in thousands)
        Total revenue                                           $ 24,215      $ 23,947       $ 23,498
                                                                ========      ========       ========
        Interest expense                                        $  7,975      $  8,173       $  8,088
                                                                ========      ========       ========
        Depreciation                                            $  3,725      $  3,690       $  3,764
                                                                ========      ========       ========
        Total expenses                                          $ 23,830      $ 25,017       $ 23,559
                                                                ========      ========       ========
        Net income (loss)                                       $    319      $ (1,070)      $    (61)
                                                                ========      ========       ========
        Net income (loss) allocable to the Partnership          $    317      $ (1,123)      $    269
                                                                ========      ========       ========

        Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO is the general partner in two of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of their revenue. The affiliate received property management fees of $120,971, $120,956 and $120,060 in 1997,
        1996 and 1995, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                 1997          1996          1995
                                                                -------       -------       -------
                                                                           (in thousands)
        Total assets                                            $ 5,448       $ 5,343
                                                                =======       =======
        Total liabilities                                       $ 8,748       $ 8,689
                                                                =======       =======
        Deficiency of Real Estate Associates Limited IV         $(3,270)      $(3,316)
                                                                =======       =======
        Deficiency of other partners                            $   (31)      $   (31)
                                                                =======       =======
        Total revenue                                           $ 2,949       $ 2,879       $ 2,831
                                                                =======       =======       =======
        Net income                                              $   139       $    33       $   220
                                                                =======       =======       =======


        Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

        As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $185,099 for the year ended December 31, 1997.

        A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and
        (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

3.      NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,042,524 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest are payable by the Partnership through REA II, and have principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership properties. The notes are collateralized by REA II's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships as defined in the notes. Unpaid interest is due at maturity of the notes.

       Maturity dates on the notes payable are as follows:

           Years Ending December 31
           ------------------------
             1997                               $       --
             1998                                       --
             1999                                       --
             2000                                       --
             2001                                       --
             Thereafter                          1,042,524
                                                ----------
                                                $1,042,524
                                                ==========

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997


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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $37,681, $34,565 and $32,004 in 1997, 1996
        and 1995, respectively, and is included in operating expenses.

5.      CONTINGENCIES

        The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $313,483, between the estimated nine-month equity in income and the actual 1997 income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Year Ended December 31, 1997
                                             -------------------------------------------------------------
                                                                       Cash
                                               Balance     Capital    Distri-     Equity        Balance
                                              January 1,   Contri-    butions       in        December 31,
Limited Partnerships                             1997      butions   Received   Income(Loss)      1997
                                             -----------  ---------  ---------  ------------  ------------
Alliance Towers                              $            $          $           $            $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project                       263,910               (21,033)    (17,002)       225,875
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                             215,082               (18,124)     46,328        243,286
Buckingham Apts.
Coatesville Towers
Daniel Scott Commons
Ethel Arnold Bradley                            275,218               (13,223)     30,951        292,946
Glen Oaks Townhomes
Lakeland Place                                  153,592               (27,515)     55,268        181,345
Loch Haven Apts.                                437,851                            18,930        456,781
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                                1,753,021                           221,008      1,974,029
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                             ----------   --------   --------    --------     ----------
                                             $3,098,674   $     --   $(79,895)   $355,483     $3,374,262
                                             ==========   ========   ========    ========     ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     Year Ended December 31, 1996
                                             -------------------------------------------------------------------------
                                                                               Cash
                                                 Balance        Capital       Distri-        Equity          Balance
                                               January 1,       Contri-       butions          in         December 31,
Limited Partnerships                              1996          butions      Received     Income (Loss)       1996
                                             --------------   -----------   -----------   -------------   ------------
Alliance Towers                              $          --    $             $  (42,868)   $     42,868    $         --
Antelope Village Apts.                                  --                    (109,976)        109,976              --
Armitage Commons
Barnesboro Family Project                          296,837                     (27,661)         (5,266)        263,910
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                                188,495                     (22,828)         49,415         215,082
Buckingham Apts.
Coatesville Towers                                      --                     (47,274)         47,274              --
Daniel Scott Commons
Ethel Arnold Bradley                               280,238                     (10,578)          5,558         275,218
Glen Oaks Townhomes
Lakeland Place                                     140,541                     (37,632)         50,683         153,592
Loch Haven Apts.                                   790,250                    (307,262)        (45,137)        437,851
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                                   1,524,978                                     228,043       1,753,021
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                              ------------   -----------   -----------   -------------   -------------
                                              $  3,221,339   $        --   $  (606,079)  $     483,414   $   3,098,674
                                              ============   ===========   ===========   =============   =============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     Year Ended December 31, 1995
                                             -------------------------------------------------------------------------
                                                                               Cash
                                                 Balance        Capital       Distri-        Equity          Balance
                                               January 1,       Contri-       butions          in         December 31,
Limited Partnerships                              1996          butions      Received     Income (Loss)       1996
                                             --------------   -----------   -----------   -------------   ------------
Alliance Towers                              $                $             $  (57,930)   $     57,930    $         --
Antelope Village Apts.                                                         (57,433)         57,433              --
Armitage Commons
Barnesboro Family Project                          482,115                    (139,741)        (45,537)        296,837
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                                157,786                     (14,900)         45,609         188,495
Buckingham Apts.
Coatesville Towers                                      --                     (85,185)         85,185              --
Daniel Scott Commons                                 7,262                      (7,262)                             --
Ethel Arnold Bradley                               324,129                     (10,578)        (33,313)        280,238
Glen Oaks Townhomes
Lakeland Place                                     110,512                     (37,632)         67,632         140,541
Loch Haven Apts.                                   834,403                     (90,000)         45,847         790,250
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                                   1,318,677                                     206,301       1,524,978
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                              ------------   -----------   -----------   -------------   -------------
    TOTAL                                     $  3,234,884   $        --   $  (500,661)  $     487,116   $   3,221,339
                                              ============   ===========   ===========   =============   =============

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                                                                    SCHEDULE III

                       REAL ESTATE ASSOCIATES LIMITED IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                               DECEMBER 31, 1997

                                 Number   Outstanding                  Buildings,
                                   of      Mortgage                    Furnishing                    Accumulated    Construction
Partnership/Location              Units      Loan          Land        & Equipment      Total        Depreciation      Period
------------------------------   ------   -----------   -----------   ------------   ------------   -------------   ------------
Alliance Towers                     101   $ 2,384,263   $   306,054   $  3,216,205   $  3,522,259    $ 2,315,058        (A)
  Alliance, OH
Antelope Valley Apartments          121     5,287,604       377,311      6,888,886      7,266,197      3,578,424     1982-1983
  Lancaster, CA
Armitage Commons                    104     4,825,321       234,000      4,816,326      5,050,326      2,619,900     1982-1983
  Chicago, IL
Barnesboro Family Project            62     1,836,415        55,247      2,855,076      2,910,323      1,400,226     1982-1983
  Barnesboro, PA
Baughman Towers                     104     3,559,555       291,192      4,067,671      4,358,863      2,839,475        (A)
  Phillippi, WV
Beacon Hill/Hillsdale Place         199     6,687,323     1,265,981      8,292,529      9,558,510      5,916,469        (A)
  Hillsdale, MI
Branford Elderly II                  44     1,409,023       306,089      1,661,831      1,967,920        610,808     1982-1983
  Brandford, CT
Buckingham Apartments                83     3,522,111       608,527      4,085,653      4,694,180      2,093,858     1982-1983
  Los Angeles, CA
Coatesville Towers                   90     2,481,841       429,145      3,067,895      3,497,040      2,136,767        (A)
  Coatesville, PA
Daniel Scott Commons                 72     3,180,483        91,864      3,854,498      3,946,362      1,463,585     1982-1983
  Chester, PA
Ethel Arnold                         81     4,023,482     1,020,762      3,996,838      5,017,600      1,503,628     1982-1983
  Los Angeles, CA
Glenoaks Townhouses                  48     2,638,858       716,570      2,575,016      3,291,586      1,332,029     1982-1983
  Los Angeles, CA
Lakeland Place                      200     4,750,777       663,771      5,371,116      6,034,887      4,107,468        (A)
  Waterford, MI
Loch Haven Apartments               208     2,875,309       402,000      4,385,299      4,787,299      3,407,664        (A)
  Lauderhill, FL
Oakridge Park Apts.                  40       956,303        40,000      1,174,448      1,214,448      1,072,398     1982-1983
  North Biloxi, MS
One Madison Avenue                   27       911,944        83,750      1,076,522      1,160,272        591,576     1982-1983
  Madison, ME
O'Fallon Apartments                 132     4,368,888       149,211      4,796,200      4,945,411      2,452,708     1981-1982
  O'Fallon, IL
Pacific Coast Villa                  50     1,206,899       100,000      1,607,587      1,707,587        900,048        (A)
  Long Beach, CA
Queensbury Heights                   64     1,883,251        50,000      2,571,951      2,621,951      1,195,413     1982-1983
  Middleboro, KY
Rosewood apartments                 150     5,416,370       541,000      5,864,975      6,405,975      3,471,599        (A)
  Camarillo, CA
Sandwich Apartments                  90     2,295,000        60,000      3,609,152      3,669,152      2,618,241        (A)
  Sandwich, IL
Scituate Vista                      232     6,751,656       414,914     10,186,593     10,601,507      4,718,610     1981-1983
  Cranston, RI
Sterling Village                     80     2,745,812       280,000      3,589,630      3,869,630      2,267,468     1982-1983
  San Bernardino, CA
Villa del Sol                       121     3,498,961       345,959      4,038,693      4,384,652      2,789,325        (A)
  Norwalk, CA
Village of Albany/                   32     1,051,862        59,850      1,155,511      1,215,361        565,744     1982-1983
Village of Brodhead
  Albany & Brodhead, WI
95 Vine Street                       31     1,351,103       280,000      1,742,796      2,022,796        670,557     1982-1983
  Hartford, CT
Vista Park Chino                     40     1,927,775       261,548      2,350,219      2,611,767      1,242,864     1982-1983
  Chino, CA
Wasco Arms Apartments                78     3,217,060       160,991      4,264,387      4,425,378      2,284,488     1981-1983
  Wasco, CA
Wright Park Phase II                 99     3,521,029        17,530      4,012,635      4,030,165      3,407,860        (A)
  Rome, NY
Additional carrying value of
  real estate on investee
  limited partnerships not
  recorded on said limited
  partnerships                                              941,860      9,200,516     10,142,376      6,325,525
                                 ------   -----------   -----------   ------------   ------------    -----------
        TOTAL                     2,783   $90,566,278   $10,555,126   $120,376,654   $130,931,780    $71,899,783
                                 ======   ===========   ===========   ============   ============    ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1997


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

         3.    Investments in property and equipment:

                                                        Buildings,
                                                       Furnishings,
                                                            And
                                         Land            Equipment           Total
                                     -------------     -------------     -------------
Balance, January 1, 1995             $  10,307,003     $ 118,388,833     $ 128,695,836

Net additions during 1995                  177,017            84,592           261,609
                                     -------------     -------------     -------------
Balance, December 31, 1995              10,484,020       118,473,425       128,957,445

Net deletions during 1996                   (8,700)       (2,810,957)       (2,819,657)
                                     -------------     -------------     -------------
Balance, December 31, 1996              10,475,320       115,662,468       126,137,788

Net deletions during 1997                   79,806         4,714,186         4,793,992
                                     -------------     -------------     -------------
Balance, December 31, 1997           $  10,555,126     $ 120,376,654     $ 130,931,780
                                     =============     =============     =============

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1997

                                                                      Buildings
                                                                     Furnishings
                                                                    and Equipment
                                                                    ------------
Accumulated Depreciation:

Balance, January  1, 1995                                            $59,548,690

Net additions during 1995                                              3,655,616
                                                                     -----------
Balance, December 31, 1995                                            63,204,306

Net additions during 1996                                              1,663,591
                                                                     -----------
Balance, December 31, 1996                                            64,867,897

Net additions during 1997                                              7,031,886
                                                                     -----------
Balance, December 31, 1997                                           $71,899,783
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS:

Real Estate Associates Limited IV has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to .4 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)  Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL IV; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b)  At December 31, 1997, security ownership of management is as listed:

                                                                        Percentage of
                                                                         Outstanding
                                                   Amount and              Limited
                           Name of                  Nature of            Partnership
Title of Class              Owner               Beneficial Owner         Interests
--------------       ---------------------      ---------------        ---------------
Limited              Charles H. Boxenbaum
Partnership          780 Latimer Road
Interest             Santa Monica, CA 90402          $ 7,500                  *

* Cumulative limited partnership interests owned by corporate officers or the General Partner is less than 1 percent interest of total outstanding Limited Partnership interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $505,392 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $37,681, $34,565 and $32,004 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in two of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of $120,971, $120,956 and $120,060 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and December 31, 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31,
  1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements December 31, 1997.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 1997, 1996 and 1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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


REAL ESTATE ASSOCIATES LIMITED IV

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance