Form 10-Q
period 1998-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 1998-05-20
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-12439

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, March 31, 1998 and December 31, 1997 .......................  1

              Statements of Operations,
                    Three Months Ended March 31, 1998 and 1997 ...........................  2

              Statement of Partners' Equity (Deficiency),
                    Three Months Ended March 31, 1998 ....................................  3

              Statements of Cash Flows,
                    Three Months Ended March 31, 1998 and 1997 ...........................  4

              Notes to Financial Statements ..............................................  5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................................. 10

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ......................................................... 12

      Item 6.  Exhibits and Reports on Form 8-K .......................................... 12

      Signatures...........................................................................13

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                      1998                 1997
                                                                  (Unaudited)            (Audited)
                                                                  ------------         ------------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $  3,722,302         $  3,374,262

CASH AND CASH EQUIVALENTS (Note 1)                                   7,508,525            7,430,796

OTHER  ASSETS                                                          216,297               91,899
                                                                  ------------         ------------

TOTAL ASSETS                                                      $ 11,447,124         $ 10,896,957
                                                                  ============         ============


             LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
Notes payable (Notes 2 and 5)                                     $  1,042,524         $  1,042,524
Interest payable (Notes 2 and 5)                                       328,166              320,101
Accounts payable                                                       186,423              130,851
                                                                  ------------         ------------

                                                                     1,557,113            1,493,476
                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
General partners                                                      (173,130)            (177,995)
Limited partners                                                    10,063,141            9,581,476
                                                                  ------------         ------------

                                                                     9,890,011            9,403,481
                                                                  ------------         ------------
TOTAL LIABILITIES AND PARTNERS'
      EQUITY                                                      $ 11,447,124         $ 10,896,957
                                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                                        1998              1997
                                                      ---------         ---------
INTEREST INCOME                                       $  91,749         $  72,876
                                                      ---------         ---------

OPERATING EXPENSES:
    Legal and accounting                                 28,442            36,822
    Management fees - general partner (Note 3)          126,348           126,348
    Interest (Note 2)                                    26,063            27,899
    Administrative  (Note 3)                            167,978            20,600
                                                      ---------         ---------

TOTAL OPERATING EXPENSES                                348,831           211,669
                                                      ---------         ---------

LOSS FROM OPERATIONS                                   (257,082)         (138,793)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   382,612           239,740

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                             361,000            14,000
                                                      ---------         ---------

NET INCOME                                            $ 486,530         $ 114,947
                                                      =========         =========


NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                $      37         $       9
                                                      =========         =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                            General              Limited
                                            Partners             Partners             Total
                                           -----------         -----------        -----------
PARTNERSHIP INTERESTS                                              13,202
                                                              ===========


EQUITY (DEFICIENCY),
      January 1, 1998                      $  (177,995)        $ 9,581,476        $ 9,403,481

    Net income for the three months
    ended March 31, 1998                         4,865             481,665            486,530
                                           -----------         -----------        -----------

EQUITY (DEFICIENCY),
       March 31, 1998                      $  (173,130)        $10,063,141        $ 9,890,011
                                           ===========         ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1996
                                   (Unaudited)


                                                                      1998               1997
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                  $   486,530         $   114,947
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in income of limited partnerships and amorti-
      zation of additional basis and acquisition costs               (361,000)            (14,000)
      Increase in other assets                                       (124,398)
      Increase (decrease) in accounts payable and
      interest payable                                                 63,637              23,158
                                                                  -----------         -----------

      Net cash provided by operating activities                        64,769             124,105

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships
      recognized as return of capital                                  12,959              13,222


                                                                  -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              77,728             137,327

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      7,430,797           6,603,047
                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 7,508,525         $ 6,740,374
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
      Cash paid during the year for interest                      $    17,998         $        --
                                                                  ===========         ===========


      The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1997 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months then ended.

      The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan
      I. Casden.

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

                                 MARCH 31, 1998


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

      The Partnership holds limited partnership interests in twenty-two limited partnerships. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA II. REA II, in turn, holds limited partner interests in seven additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in twenty-nine partnerships which own residential rental projects consisting of 2,783 apartment units. The mortgage loans of these projects are insured by the United States Department of Housing and Urban Development ("HUD") or state governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      The following is a summary of the investment in limited partnerships for the three months ended March 31, 1998:

      Balance, beginning of period                           $ 3,374,262
      Equity in income of limited partnerships                   534,000
      Distributions recognized as a return of capital            (12,958)
      Amortization of acquisition costs                         (173,000)
                                                             -----------
      Balance, end of period                                 $ 3,722,302
                                                             ===========

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                               Three months         Three months
                                   ended                ended
                              March 31, 1998       March 31, 1997
                                -----------        -----------
      REVENUES
        Rental and other        $ 6,054,000        $ 5,987,000
                                -----------        -----------

      EXPENSES
        Depreciation                931,000            922,000
        Interest                  1,994,000          2,043,000
        Operating                 3,049,000          3,289,000
                                -----------        -----------

                                  5,974,000          6,254,000

        Net loss                $    80,000        $  (267,000)
                                ===========        ===========

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

      As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $333,000 as of March 31, 1998, including approximately $147,000 for the three months ended March 31, 1998.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and
      (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

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

                                 MARCH 31, 1998


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $126,000 for the three months ended March 31, 1998 and 1997.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $9,400 and $8,400 for the three months ended March 31, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                 MARCH 31, 1998


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      Under recent adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

      As a result of the foregoing, the Partnership is undergoing an extensive review of properties for disposition to the REIT as set forth below, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $333,000 as of March 31, 1998, including approximately $147,000 in general and administrative expenses for the three months ended March 31, 1998.

      A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and
      (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998


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


                        REAL ESTATE ASSOCIATES LIMITED IV
                        (a California limited partnership)


                          By:  National Partnership Investments Corp.,
                               General Partner


                               /s/ BRUCE NELSON
                               ----------------------------------------------
                               Bruce Nelson
                               President


                         Date: May 18, 1998
                               --------------



                               /s/ CHARLES H. BOXENBAUM
                               ----------------------------------------------
                               Charles H. Boxenbaum
                               Chief Executive Officer



                         Date: May 18, 1998
                               --------------