Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 1998-08-18
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, June 30, 1998 and December 31, 1997..............................................1

                 Statements of Operations,
                        Six and Three Months Ended June 30, 1998 and 1997 ........................................2

                 Statement of Partners' Equity (Deficiency),
                        Six Months Ended June 30, 1998 ...........................................................3

                 Statements of Cash Flows,
                        Six Months Ended June 30, 1998 and 1997 ..................................................4

                 Notes to Financial Statements ...................................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .....................................................10

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings...............................................................................12

        Item 6.  Exhibits and Reports on Form 8- K ..............................................................12

       Signatures................................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                               1998
                                                           (Unaudited)              1997
                                                           ------------         ------------
      INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $  3,454,239         $  3,374,262

      CASH AND CASH EQUIVALENTS (Note 1)                      7,501,870            7,430,796

        OTHER  ASSETS                                           290,545               91,899
                                                           ------------         ------------

         TOTAL ASSETS                                      $ 11,246,654         $ 10,896,957
                                                           ============         ============


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

      LIABILITIES:
      Notes payable (Notes 2 and 5)                        $  1,042,524         $  1,042,524
      Interest payable (Notes 2 and 5)                          175,392              320,101
      Accounts payable                                          171,796              130,851
                                                           ------------         ------------

                                                              1,389,712            1,493,476
                                                           ------------         ------------

      COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

      PARTNERS' EQUITY (DEFICIENCY):
      General partners                                         (173,460)            (177,995)
      Limited partners                                       10,030,402            9,581,476
                                                           ------------         ------------

                                                              9,856,942            9,403,481
                                                           ------------         ------------
      TOTAL LIABILITIES AND PARTNERS'
               EQUITY                                      $ 11,246,654         $ 10,896,957
                                                           ============         ============



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                       Six months         Three months         Six months         Three months
                                                          ended               ended              ended               ended
                                                      June 30, 1998       June 30, 1998       June 30, 1997       June 30, 1997
                                                      -------------       -------------       -------------       -------------
INTEREST INCOME                                       $     180,050       $      88,301       $     148,864       $      75,988
                                                      -------------       -------------       -------------       -------------

OPERATING EXPENSES:
    Legal and accounting                                     72,041              43,599              71,381              34,558
    Management fees - general partner (Note 3)              252,696             126,348             252,696             126,348
    Interest (Note 2)                                        52,126              26,063              55,798              27,899
    Administrative  (Notes 2 and 3)                         302,158             134,180              44,982              24,383
                                                      -------------       -------------       -------------       -------------

TOTAL OPERATING EXPENSES                                    679,021             330,190             424,857             213,188
                                                      -------------       -------------       -------------       -------------

LOSS FROM OPERATIONS                                       (498,971)           (241,889)           (275,993)           (137,200)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       771,932             389,320           1,321,131           1,081,391

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                                 180,500            (180,500)             28,000              14,000
                                                      -------------       -------------       -------------       -------------

NET INCOME (LOSS)                                     $     453,461       $     (33,069)      $   1,073,138       $     958,191
                                                      =============       =============       =============       =============


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                $          34       $          (4)      $          81       $          73
                                                      =============       =============       =============       =============



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                            General             Limited
                                            Partners            Partners             Total
                                           -----------         -----------        -----------
PARTNERSHIP INTERESTS                                               13,202
                                                               ===========


EQUITY (DEFICIENCY),
      January 1, 1998                      $  (177,995)        $ 9,581,476        $ 9,403,481

      Net income for the six months
      ended June 30, 1998                        4,535             448,926            453,461
                                           -----------         -----------        -----------

EQUITY (DEFICIENCY),
      June 30, 1998                        $  (173,460)        $10,030,402        $ 9,856,942
                                           ===========         ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                          1998                1997
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                      $   453,461         $ 1,073,138
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Equity in income of limited partnerships and amorti-
             zation of additional basis and acquisition costs             (180,500)            (28,000)
           Increase in other assets                                       (198,646)                 --
           Decrease in advances to limited partnership                          --              22,829
           Increase (decrease) in accounts payable and
             interest payable                                             (103,764)            (90,390)
                                                                       -----------         -----------

            Net cash provided by operating activities                      (29,449)            977,577
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships
         recognized as return of capital                                   100,523              31,347
                                                                       -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   71,074           1,008,924

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,430,796           6,603,047
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 7,501,870         $ 7,611,971
                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
       Cash paid during the year for interest                          $   200,507         $        --
                                                                       ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 1998:

        Balance, beginning of period                           $ 3,374,262
        Equity in income of limited partnerships                   267,000
        Distributions recognized as a return of capital           (100,523)
        Amortization of acquisition costs                          (86,500)
                                                               -----------

        Balance, end of period                                 $ 3,454,239
                                                               ===========

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                     Six months           Three months          Six months           Three months
                                        ended                ended                ended                 ended
                                    June 30, 1998        June 30, 1998        June 30, 1997         June 30, 1997
                                    -------------        -------------        -------------         -------------
        REVENUES
           Rental and other         $  12,108,000        $   6,054,000        $  11,974,000         $   5,987,000
                                    -------------        -------------        -------------         -------------

         EXPENSES
           Depreciation                 1,862,000              931,000            1,844,000               922,000
           Interest                     3,988,000            1,994,000            4,086,000             2,043,000
           Operating                    6,098,000            3,049,000            6,578,000             3,289,000
                                    -------------        -------------        -------------         -------------

                                       11,948,000            5,974,000           12,508,000             6,254,000
                                    -------------        -------------        -------------         -------------

           Net income (loss)        $     160,000        $      80,000        $    (534,000)        $    (267,000)
                                    =============        =============        =============         =============

        The difference between the investment per the accompanying balance sheets at June 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $436,000 through June 30, 1998, including approximately $251,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
        (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $252,696 for the six months ended June 30, 1998 and 1997.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $18,840 and $17,585 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1998


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

        Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $436,000 through June 30, 1998, including approximately $251,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
        (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:  National Partnership Investments Corp.,
                                         General Partner


                                          /s/ Bruce Nelson
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:  8/14/98
                                         ---------------------------------------

                                          /s/ Charles Boxenbaum
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer



                                   Date:  8/14/98
                                         ---------------------------------------