Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 1998-11-20
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, September 30, 1998 and December 31, 1997.........................................1

                 Statements of Operations,
                        Nine and Three Months Ended September 30, 1998 and 1997 ..................................2

                 Statement of Partners' Equity (Deficiency),
                        Nine Months Ended September 30, 1998 .....................................................3

                 Statements of Cash Flows,
                        Nine Months Ended September 30, 1998 and 1997 ............................................4

                 Notes to Financial Statements ...................................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .....................................................10

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.................................................................................12

        Item 6.  Exhibits and Reports on Form 8- K ..............................................................12

       Signatures................................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                       1998
                                                                    (Unaudited)            1997
                                                                    ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $  3,646,988        $  3,374,262

CASH AND CASH EQUIVALENTS (Note 1)                                     7,676,175           7,430,796

  OTHER  ASSETS                                                          290,545              91,899
                                                                    ------------        ------------

      TOTAL ASSETS                                                  $ 11,613,708        $ 10,896,957
                                                                    ============        ============


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
   Notes payable (Notes 2 and 5)                                    $  1,042,524        $  1,042,524
   Interest payable (Notes 2 and 5)                                      201,455             320,101
   Accounts payable                                                      141,389             130,851
                                                                    ------------        ------------

                                                                       1,385,368           1,493,476
                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
   General partners                                                     (169,746)           (177,995)
   Limited partners                                                   10,398,086           9,581,476
                                                                    ------------        ------------

                                                                      10,228,340           9,403,481
                                                                    ------------        ------------
      TOTAL LIABILITIES AND PARTNERS'
         EQUITY                                                     $ 11,613,708        $ 10,896,957
                                                                    ============        ============



         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                     Nine months        Three months       Nine months       Three months
                                                        ended               ended            ended              ended
                                                    Sept. 30, 1998     Sept. 30, 1998    Sept. 30, 1997      Sept. 30, 1997
                                                    --------------     --------------    --------------      --------------
INTEREST INCOME                                      $   268,560        $    88,511        $   236,477        $    87,613
                                                     -----------        -----------        -----------        -----------

OPERATING EXPENSES:
    Legal and accounting                                  92,290             20,249            167,991             77,650
    Management fees - general partner (Note 3)           379,044            126,348            379,044            126,348
    Interest (Note 2)                                     78,189             26,063             83,696             27,889
    Administrative  (Notes 2 and 3)                      545,631            243,474             70,887             25,913
                                                     -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSES                               1,095,154            416,134            701,618            257,800
                                                     -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                    (826,594)          (327,623)          (465,141)          (170,187)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  1,380,703            608,771          1,357,731             36,600

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                              270,750             90,250             42,000             14,000
                                                     -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                    $   824,859        $   371,398        $   934,590        $  (119,587)
                                                     ===========        ===========        ===========        ===========


NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                   $        62        $        27        $        71        $        (9)
                                                     ===========        ===========        ===========        ===========



         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                             General            Limited
                                             Partners           Partners           Total
                                           -----------        -----------       -----------
PARTNERSHIP INTERESTS                                              13,202
                                                              ===========


EQUITY (DEFICIENCY),
      January 1, 1998                      $  (177,995)       $ 9,581,476       $ 9,403,481

      Net income for the nine months
      ended September 30, 1998                   8,249            816,610           824,859
                                           -----------        -----------       -----------

EQUITY (DEFICIENCY),
       September 30, 1998                  $  (169,746)       $10,398,086       $10,228,340
                                           ===========        ===========       ===========



         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                        1998                1997
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $   824,859        $   934,590
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Equity in income of limited partnerships and amorti-
             zation of additional basis and acquisition costs           (270,750)           (42,000)
          Increase in other assets                                      (198,646)            (7,171)
          Decrease in accounts payable and
             interest payable                                           (108,108)           (24,645)
                                                                     -----------        -----------

             Net cash provided by operating activities                   247,355            860,774
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to limited partnership                       (102,500)                --
     Distributions from limited partnerships
        recognized as return of capital                                  100,524             31,347
                                                                     -----------        -----------

           Net cash (used in) provided by investing activities            (1,976)            31,347
                                                                     -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                245,379            892,121

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         7,430,796          6,603,047
                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 7,676,175        $ 7,495,168
                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
         Cash paid during the period for interest                    $   196,835        $        --
                                                                     ===========        ===========



         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1998:

        Balance, beginning of period                                  $3,374,262
        Capital contributions                                            102,500
        Equity in income of limited partnerships                         400,500
        Distributions recognized as a return of capital                 (100,524)
        Amortization of acquisition costs                               (129,750)
                                                                      ----------

         Balance, end of period                                       $3,646,988

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                    Nine months       Three months       Nine months        Three months
                                       ended              ended             ended               ended
                                  Sept. 30, 1998     Sept. 30, 1998     Sept. 30, 1997      Sept. 30, 1997
                                   ------------       ------------       ------------        ------------
        REVENUES
           Rental and other        $ 18,162,000       $  6,054,000       $ 17,961,000        $  5,987,000
                                   ------------       ------------       ------------        ------------

         EXPENSES
           Depreciation               2,793,000            931,000          2,766,000             922,000
           Interest                   5,982,000          1,994,000          6,129,000           2,043,000
           Operating                  9,147,000          3,049,000          9,867,000           3,289,000
                                   ------------       ------------       ------------        ------------

                                     17,922,000          5,974,000         18,762,000           6,254,000
                                   ------------       ------------       ------------        ------------

           Net income (loss)       $    240,000       $     80,000       $   (801,000)       $   (267,000)
                                   ============       ============       ============        ============

        The difference between the investment per the accompanying balance sheets at September 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $652,000 through September 30, 1998 including approximately $467,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

        A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $379,000 for the nine months ended September 30, 1998 and 1997.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $28,000 and $26,000 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 4 - CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 1998


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

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the corporate general partner.

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

                               SEPTEMBER 30, 1998


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

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $652,000 through September 30, 1998 including approximately $467,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

        A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

        The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

        On June 26, 1998, Everest Management, L.L.C. and, on November 26, 1997, Bond Purchase L.L.C. (the "Buyers") made unsolicited tender offers to buy a certain number of Units in the Partnership for a price of $100 and $307, respectively, per Unit. The Buyers did not contact the Corporate General Partner prior to commencing their tender offers. By letter dated July 15, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. Copies of the letters from the Buyers are attached as Exhibits to this form 10-Q.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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


                                        REAL ESTATE ASSOCIATES LIMITED IV
                                        (a California limited partnership)


                                        By:  National Partnership Investments
                                             Corp., General Partner


                                             /s/ PAUL PATIERNO
                                             -----------------------------------
                                             Paul Patierno
                                             Chief Financial Officer



                                        Date:
                                             -----------------------------------


                                             /s/ CHARLES BOXENBAUM
                                             -----------------------------------
                                             Charles Boxenbaum
                                             Chief Executive Officer



                                        Date:
                                             -----------------------------------

[EVEREST MANAGEMENT, LLC, LETTERHEAD]

November 26, 1977


To the holders of Units in
REAL ESTATE ASSOCIATES LTD. IV

RE: 1997 YEAR END OFFER TO PURCHASE UNITS

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Ltd. IV (the "Partnership") for cash in the amount of $100 per Unit, and insure a 1997 liquidation of your investment.

           What benefits does a seller receive? Most individual sellers will receive the following:

     a. Termination of K-1 taxable income without cash distributions after 1997.

     b. Possible current tax loss from sale in 1997.

     c. $100 per Unit in cash now.

     Why does our company want to purchase these Units? We are a tax exempt investor which will not suffer from the phantom income generated by this Partnership. We do not need a current cash return on our investment and can wait for the Partnership to be liquidated.

     Investors should also consider the following facts:

     - SELLING INDIVIDUAL INVESTORS PAID APPROXIMATELY $29 PER UNIT IN TAXES IN 1996 TO HOLD THIS INVESTMENT. SUCH TAX LIABILITY IS LIKELY TO BE THE SAME OR GREATER IN 1997.*

     - Liquidity now. The Partnership was formed over 16 years ago, and we are aware of plans to liquidate the Partnership.

     - THE PARTNERSHIP HAS MADE NO DISTRIBUTIONS OVER THE PAST FOUR YEARS. DURING THAT PERIOD YOU HAVE INCURRED TAXABLE INCOME OF $251 PER UNIT.

     - Selling will allow you to end the high cost (perhaps over $100 per year) of holding Units.

     -    SALE OF YOUR UNITS WILL ELIMINATE TROUBLESOME K-1'S AFTER 1997.

*Assumes a combined 40% federal and state tax rate.

     Our offer is limited to only 646 (4.9%) of the 13,200 outstanding Units. WE WILL ACCEPT FOR PURCHASE PROPERLY DOCUMENTED UNITS ON A "FIRST-RECEIVED, FIRST BUY" BASIS. You will be paid promptly following confirmation by the Partnership of a valid transfer. The purchase price will be reduced by any cash distributions made to you by the Partnership after October 31, 1997, and any transfer fees charged by the Partnership. ALL TENDERS OF UNITS WILL BE IRREVOCABLE AND MAY NOT BE RESCINDED OR WITHDRAWN.

     We are a specialized investment company which is not affiliated with the Partnership or the general partner. We are seeking to acquire Units for investment purposes only. We urge you to contact your tax advisor regarding your particular tax consequences from a sale.

     AN AGREEMENT OF TRANSFER IS ENCLOSED WHICH YOU CAN USE TO ACCEPT OUR OFFER. Please execute this document and return it (together with the original Partnership certificate, if available) in the enclosed envelope.

     We encourage you to act immediately if you are interested in accepting our offer, as only a limited number of Units will be purchased.

     OUR OFFER WILL EXPIRE ON DECEMBER 24, 1997.

     Please call us at (800) 611-4613 if you have any questions.

                            EVEREST MANAGEMENT, LLC

                                                                       EXHIBIT 3
BOND PURCHASE L.L.C.
P.O. Box 26730
Kansas City, MO 64196

June 26, 1998

To the Holders of Limited Partnership Interests in Real Estate Associates Limited IV.

RE: OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $307.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited IV (the "Partnership") for cash in the amount of $307.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

     - NO FURTHER IRS FILING.

     - HIGHEST OFFER - This offer is higher than the last reported trade of $300 (October 1, 1997 to December 31, 1997) in the secondary market.

     - If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

     - You may be able to realize a tax loss that would reduce your taxes for 1998.

     - The Partnership was closed seventeen years ago in 1981. Your money has been tied up for this long period with minimal return.

     - More immediate use for the cash tied up in your investment in the Units.

     - The absence of a formal trading market for the Units and their resulting relative illiquidity.

     - The lack of any current cash distributions.

     - General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 655 of the 13,202 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepted or offer as only 655 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON JULY 31, 1998, UNLESS EXTENDED.

     Please call John Katzer at (816) 421-4670 if you have any questions.

Sincerely,

Bond Purchase, L.L.C.