Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 1999-04-14
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 1998

                             Commission File Number
                                     0-12439

                       -----------------------------------

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

ITEM 1. BUSINESS:

Real Estate Associates Limited IV ("REAL IV" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on August 24, 1981. On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL IV is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL IV holds limited partnership interests in 7 local limited partnerships as of December 31, 1998 and a general partner interest in Real Estate Associates II ("REA II") which in turn holds limited partnership interests in an additional 2 limited partnerships. Therefore, REAL IV holds directly or indirectly through REA II investments in 9 local limited partnerships. The general partners of REA II are REAL IV and NAPICO. In December 1998, the Partnership sold its interests in 20 local limited partnerships to the Operating Partnership. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which REAL IV has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL IV has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale, refinancing, etc.

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

ITEM 6. SELECTED FINANCIAL DATA:

                                                          Year Ended December 31,
                              ------------------------------------------------------------------------------
                                  1998             1997             1996            1995            1994
                              ------------     ------------     ------------    ------------    ------------
Loss From Operations          $ (1,114,270)    $   (643,236)    $   (636,501)   $   (654,466)   $   (680,262)

Gain on Sale of Limited
   Partnership Interests         5,096,902               --               --              --              --

Distributions From
   Limited Partnerships
   Recognized as Income          1,316,421        1,406,888        1,107,630       1,222,286       1,053,488

Equity in Income (Loss)
   of Limited Partnerships
   and Amortization of
   Acquisition Costs            (1,609,650)         355,483          483,414         487,116         314,015
                              ------------     ------------     ------------    ------------    ------------

Net Income                    $  3,689,403     $  1,119,135     $    954,543    $  1,054,936    $    687,241
                              ============     ============     ============    ============    ============

Net Income per Limited
   Partnership Interest       $        279     $         85     $         72    $         80    $         52
                              ============     ============     ============    ============    ============

Total assets                  $ 13,481,690     $ 10,896,957     $  9,774,550    $  8,997,384    $  7,954,058
                              ============     ============     ============    ============    ============
Investments in Limited
   Partnerships               $         --     $  3,374,262     $  3,098,674    $  3,221,339    $  3,234,884
                              ============     ============     ============    ============    ============
Notes Payable                 $         --     $  1,042,524     $  1,230,743    $  1,230,743    $  1,230,743
                              ============     ============     ============    ============    ============

During 1998, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 1998, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 1998


                                                     Units Authorized
                                                        For Rental
                                                     Assistance Under
                                                       Section 8/or
                                                        Other Rent
                                        No. of          Supplement          Units       Percentage of
Name & Location                         Units             Program         Occupied       Total Units
-----------------------------           ------       ------------------   --------      -------------
Branford Elderly II
  Branford, CT                             44              44/0               0               0%

Daniel Scott Commons
  Chester, PA                              72              72/0              65              90%

Ninety-Five Vine Street
  Hartford, CT                             31              31/0              30              97%

Oakridge Park Apartments
  North Biloxi, MS                         40              0/40              40             100%

One Madison Avenue
  Madison, ME                              27              27/0              27             100%

Queensbury Heights
  Middlesboro, KY                          64              0/64              45              70%

Scituate Vista
  Cranston, RI                            232             230/0             226              98%

Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI                    32              0/32              28              88%

Wright Park Phase II
Rome, NY                                   99             20/20               0               0%
                                          ---           -------             ---
TOTALS                                    641           424/156             461              72%
                                          ===           =======             ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL IV holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, the Partnership's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL IV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 2,568 registered holders of units in REAL IV. No distributions have been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, which included using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership has investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 80% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1998, the Partnership does not have a positive investment balance in any local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 29 local limited partnerships that were allocated to the Partnership were $23,000, $317,000 and $(1,123,000) for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of approximately ($1,610,000), $355,000 and $483,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The loss in 1998 is the result of recognizing an impairment of approximately $2,810,000 to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,005,000 and $11,268,000 as of December 31, 1998 and 1997,
respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $1,316,000, $1,406,000 and $1,107,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $7,609,491, $7,430,796 and $6,603,047, respectively.
Substantially all of these amounts are on deposit primarily with two high credit quality financial institutions, earning interest. Interest income has increased as a result of increasing cash and cash equivalent balances. In addition, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1998 and 1997 was significantly greater than in prior years. This resulted in the Partnership earning approximately $354,000, $326,000 and $173,000 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. As a result of the changing financial institutions, interest rate earned on investments in 1998 and 1997 was approximately 5%, compared to approximately 2.5% in prior years. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year in the period ended December 31, 1998, management fees have remained constant at $505,392 for each of these years.

Until the sale of the partnership interests on December 30, 1997, the Partnership was obligated on non-recourse notes payable of $1,042,524 which bore interest at 10 percent per annum and had principal maturities ranging from 2015 to 2022. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Interest expense was $119,252, $74,057 and $123,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership was relieved of these notes in connection with the sale of the partnership interests.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $585,000 and $185,000 for the years ended December 31, 1998 and 1997, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships. with a total carrying value of $1,489,865, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $5,860,300 and a gain of $5,096,902, after being relieved of notes and interest payable of $1,270,045 and incurring selling costs of $543,578, some of which are included in accounts payable at December 31, 1998. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $130,203, $109,635 and $101,255 for the years ended December 31, 1998, 1997 and 1996, respectively. Administrative expenses were $713,068, $279,994 and $79,999 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $37,680, $37,681 and $34,565 for the years ended December 31, 1998, 1997 and 1996, respectively. Also included in administrative expenses for 1998 and 1997 is $584,565 and $185,099, respectively, related to the aforementioned third party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 29 local partnerships has remained fairly constant, and was $23,684,000, $24,215,000 and $23,947,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

Total expenses for the 29 local partnerships were $23,661,000, $23,897,000 and $25,017,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Expenses in 1996 were higher than in 1998 and 1997 primarily as a result of an approximately $1,600,000 loss in 1996 from the foreclosure of a property owned by one partnership.

The total net income (loss) for the 29 local partnerships for 1998, 1997 and 1996 aggregated approximately $23,000, $319,000 and $(1,070,000), respectively. The income (losses) allocated to the Partnership were approximately $23,000, $317,000 and $(1,123,000) for 1998, 1997 and 1996, respectively.

The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 0 percent and 23 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income of these limited partnerships represents 9 percent, 19 percent and 23 percent of the total net income of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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


                                        /s/  PAUL DAMIANO CPA, P.C.
                                        -----------------------------------

Lincoln, Rhode Island 02865

May 14, 1996

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                               1998             1997
                                                           ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)               $         --     $  3,374,262

CASH AND CASH EQUIVALENTS (Note 1)                            7,609,491        7,430,796

CASH DUE FROM ESCROW (Note 1)                                 5,860,300               --

OTHER ASSETS                                                     11,899           91,899
                                                           ------------     ------------
          TOTAL ASSETS                                     $ 13,481,690     $ 10,896,957
                                                           ============     ============

                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 7)                         $         --     $  1,042,524
     Interest payable (Notes 3 and 7)                                --          320,101
     Accounts payable                                           388,806          130,851
                                                           ------------     ------------
                                                                388,806        1,493,476
                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                          (141,101)        (177,995)
     Limited partners                                        13,233,985        9,581,476
                                                           ------------     ------------
                                                             13,092,884        9,403,481
                                                           ------------     ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                     $ 13,481,690     $ 10,896,957
                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      1998             1997             1996
                                                  ------------     ------------     ------------
INTEREST AND OTHER INCOME                         $    353,645     $    325,842     $    173,145
                                                  ------------     ------------     ------------
OPERATING EXPENSES:
    Legal and accounting                               130,203          109,635          101,255
    Management fees - general partner (Note 4)         505,392          505,392          505,392
    Interest (Note 3)                                  119,252           74,057          123,000
    Administrative (Note 4)                            713,068          279,994           79,999
                                                  ------------     ------------     ------------
TOTAL OPERATING EXPENSES                             1,467,915          969,078          809,646
                                                  ------------     ------------     ------------

LOSS FROM OPERATIONS                                (1,114,270)        (643,236)        (636,501)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                             5,096,902               --               --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                1,316,421        1,406,888        1,107,630

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                         (1,609,650)         355,483          483,414
                                                  ------------     ------------     ------------
NET INCOME                                        $  3,689,403     $  1,119,135     $    954,543
                                                  ============     ============     ============
NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                            $        279     $         85     $         72
                                                  ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         General            Limited
                                         Partners           Partners             Total
                                         ---------         -----------        -----------
EQUITY (DEFICIENCY),
       January 1, 1996                   $(198,732)        $ 7,528,535        $ 7,329,803

       Net income for 1996                   9,545             944,998            954,543
                                         ---------         -----------        -----------
EQUITY (DEFICIENCY),
       December 31, 1996                  (189,187)          8,473,533          8,284,346

       Net income for 1997                  11,191           1,107,944          1,119,135
                                         ---------         -----------        -----------
EQUITY (DEFICIENCY),
       December 31, 1997                  (177,996)          9,581,477          9,403,481

       Net income for 1998                  36,894           3,652,509          3,689,403
                                         ---------         -----------        -----------
EQUITY (DEFICIENCY),
       December 31, 1998                 $(141,102)        $13,233,986        $13,092,884
                                         =========         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998             1997             1996
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  3,689,403     $  1,119,135     $    954,543
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Gain on sale of partnership interests                      (5,096,902)              --               --
          Equity in income of limited partnerships and amorti-
             zation of additional basis and acquisition costs        1,609,650         (355,483)        (483,414)
         (Increase) decrease in other assets                            80,000          (19,070)          17,171
         Decrease in accrued interest payable                          (92,580)
         Increase (decrease) in accounts payable                       257,955          191,491         (177,377)
                                                                  ------------     ------------     ------------
             Net cash provided by operating activities                 447,526          936,073          310,923
                                                                  ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Costs related to sale of Partnership interests                    (543,578)
    Capital contributions                                             (102,500)              --               --
    Decrease in short term investments                                      --               --          125,000
    Distributions from limited partnerships
         recognized as return of capital                               377,247           79,895          606,079
                                                                  ------------     ------------     ------------
           Net cash (used in) provided by investing activities        (268,831)          79,895          731,079
                                                                  ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                                                --         (188,219)              --
                                                                  ------------     ------------     ------------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                  178,695          827,749        1,042,002
CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                7,430,796        6,603,047        5,561,045
                                                                  ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                   $  7,609,491     $  7,430,796     $  6,603,047
                                                                  ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
       Cash paid during the year for interest                     $    211,832     $      1,284     $    285,751
                                                                  ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF
    NON-CASH FINANCING ACTIVITIES
      See Note 2 to financial statements regarding
      notes and interest payable

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Real Estate Associates Limited IV (the Partnership) was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates ("NAPIA"), a limited partnership. The business of REAL IV is conducted primarily by NAPICO. Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

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

       Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) sold an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

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

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of approximately $2,481,000, related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 7 limited partnerships as of December 31, 1998, after selling its interests in 20 limited partnerships. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA II. REA II, in turn, holds limited partner interests in 2 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as December 31, 1998, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,005,000 and $11,268,000 as of December 31, 1998 and 1997, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                               1998             1997
                                                           ------------     ------------
       Investment balance, beginning of year               $  3,374,262     $  3,098,674
       Equity in (loss) income of limited partnerships       (1,434,692)         534,320
       Investment balance in partnership interests sold      (1,489,865)
       Amortization of capitalized additional basis
         and acquisition costs and fees                        (174,958)        (178,837)
       Capital contributions                                    102,500
       Distributions recognized as return of capital           (377,247)         (79,895)
                                                           ------------     ------------
       Investment balance, end of year                     $         --     $  3,374,262
                                                           ============     ============

       The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                                              1998           1997
                                                            --------       --------
                                                                 (in thousands)
       Land and buildings, net                              $ 14,442       $ 59,032
                                                            ========       ========
       Total assets                                         $ 18,924       $ 75,218
                                                            ========       ========
       Mortgages payable                                    $ 20,013       $ 90,566
                                                            ========       ========
       Total liabilities                                    $ 23,194       $ 95,985
                                                            ========       ========
       Deficiency of Real Estate Associates Limited IV      $ (4,125)      $(19,801)
                                                            ========       ========
       Deficiency of other partners                         $   (145)      $   (965)
                                                            ========       ========

                            Statements of Operations

                                                            1998         1997          1996
                                                           -------      -------      --------
                                                                     (in thousands)
       Total revenue                                       $23,684      $24,215      $ 23,947
                                                           =======      =======      ========
       Interest expense                                    $ 7,733      $ 7,975      $  8,173
                                                           =======      =======      ========
       Depreciation                                        $ 4,319      $ 3,725      $  3,690
                                                           =======      =======      ========
       Total expenses                                      $23,661      $23,897      $ 25,017
                                                           =======      =======      ========
       Net income (loss)                                   $    23      $   319      $ (1,070)
                                                           =======      =======      ========
       Net income (loss) allocable to the Partnership      $    23      $   317      $ (1,123)
                                                           =======      =======      ========

       Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in two of the limited partnerships included above, and another affiliate received property management fees of 5 percent of their revenue. The affiliate received property management fees of approximately $154,000, $121,000 and $121,000 in 1998, 1997 and 1996, respectively. The following sets forth the significant data for these partnerships, prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                             1998         1997          1996
                                                            ------      --------       ------
                                                                     (in thousands)
       Total assets                                         $   --      $  5,448
                                                            ======      ========
       Total liabilities                                    $   --      $  8,748
                                                            ======      ========
       Deficiency of Real Estate Associates Limited IV      $   --      $ (3,270)
                                                            ======      ========
       Deficiency of other partners                         $   --      $    (31)
                                                            ======      ========
       Total revenue                                        $2,991      $  2,949       $2,879
                                                            ======      ========       ======
       Net income                                           $  257      $    139       $   33
                                                            ======      ========       ======

       These local limited partnerships were sold to the Operating Partnership on December 30, 1998

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

       MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $585,000 and $185,000 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

       On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships, with a total carrying value of $1,489,865, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $5,860,300 and a net gain of $5,096,902, after being relieved of notes and interest payable of $1,270,045 and incurring selling costs of $543,578. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

       The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL IV.

       In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership was obligated on non-recourse notes payable of $1,042,524 bearing interest at 10 percent, to the sellers of the partnership interests. The notes and the related interest were payable by the Partnership through REA II, and had principal maturity dates ranging from 2015 to 2022 or upon sale or refinancing of the underlying partnership properties. The notes were collateralized by REA II's investment in the respective limited partnerships and were payable only out of cash distributions from the investee partnerships as defined in the notes. Unpaid interest was due at maturity of the notes.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


       The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interest.

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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $37,680, $37,681 and $34,565 in 1998, 1997 and 1996,
       respectively, and is included in operating expenses.

5.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $1,880,000, between the estimated nine-month equity in income and the actual 1998 equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                               Year Ended December 31, 1998
                                        ----------------------------------------------------------------------------------
                                                                     Cash
                                         Balance        Capital      Distri-        Equity                       Balance
                                        January 1,      Contri-      butions          in                       December 31,
Limited Partnerships                      1998          butions     Received      Income(Loss)        Sale        1998
-----------------------------           ----------      --------    ---------     ------------    -----------  ------------
Alliance Towers*                        $               $           $             $               $               $ --
Antelope Village Apts.*                                              (139,183)        139,183
Armitage Commons*
Barnesboro Family Project*                 225,875                    (24,924)        (40,777)       (160,174)
Baughman Towers*
Beacon Hill/Hillsdale Place*
Branford Elderly II                        243,286                    (11,961)       (231,325)
Buckingham Apts.*
Coatesville Towers*                                                  (137,541)        137,541
Daniel Scott Commons
Ethel Arnold Bradley*                      292,946       102,500      (12,959)         85,464        (467,951)
Glen Oaks Townhomes*
Lakeland Place*                            181,345                    (37,632)        124,589        (268,302)
Loch Haven Apts.*                          456,781                    (13,047)        149,704        (593,438)
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.*
One Madison
Pacific Coast Villa*
Queensbury Heights
Rosewood Apts.*
Sandwich Apts.*
Scituate Vista                           1,974,029                                 (1,974,029)
Sterling Village*
Villa del Sol*
Village of Albany/Brodhead
Vista Chino Park*
Wasco Arms Apts.*
Wright Park Phase II
                                        ----------      --------    ---------     -----------     -----------      ----
                                        $3,374,262      $102,500    $(377,247)    $(1,609,650)    $(1,489,865)     $ --
                                        ==========      ========    =========     ===========     ===========      ====

* Sold to the Operating Partnership on December 30, 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                       Year Ended December 31, 1997
                                     ----------------------------------------------------------------------
                                                                   Cash
                                      Balance      Capital        Distri-         Equity          Balance
                                     January 1,    Contri-        butions           in          December 31,
Limited Partnerships                   1997        butions        Received      Income(Loss)       1997
                                     ----------    -------        --------      ------------    -----------
Alliance Towers                      $               $            $               $             $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project               263,910                    (21,033)        (17,002)        225,875
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                     215,082                    (18,124)         46,328         243,286
Buckingham Apts.
Coatesville Towers
Daniel Scott Commons
Ethel Arnold Bradley                    275,218                    (13,223)         30,951         292,946
Glen Oaks Townhomes
Lakeland Place                          153,592                    (27,515)         55,268         181,345
Loch Haven Apts.                        437,851                                     18,930         456,781
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                        1,753,021                                    221,008       1,974,029
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                     ----------      ----         --------        --------      ----------
                                     $3,098,674      $ --         $(79,895)       $355,483      $3,374,262
                                     ==========      ====         ========        ========      ==========

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        Year Ended December 31, 1996
                                 -----------------------------------------------------------------------
                                                             Cash
                                   Balance     Capital      Distri-           Equity         Balance
                                 January 1,    Contri-      butions             in          December 31,
Limited Partnerships                1996       butions      Received        Income(Loss)       1996
----------------------------     ----------    --------     ---------       -----------     ------------
Alliance Towers                  $       --      $          $ (42,868)        $ 42,868       $       --
Antelope Village Apts.                   --                  (109,976)         109,976               --
Armitage Commons
Barnesboro Family Project           296,837                   (27,661)          (5,266)         263,910
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II                 188,495                   (22,828)          49,415          215,082
Buckingham Apts.
Coatesville Towers                       --                   (47,274)          47,274               --
Daniel Scott Commons
Ethel Arnold Bradley                280,238                   (10,578)           5,558          275,218
Glen Oaks Townhomes
Lakeland Place                      140,541                   (37,632)          50,683          153,592
Loch Haven Apts.                    790,250                  (307,262)         (45,137)         437,851
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                    1,524,978                                    228,043        1,753,021
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts.
Wright Park Phase II
                                 ----------      ----       ---------         --------       ----------
                                 $3,221,339      $ --       $(606,079)        $483,414       $3,098,674
                                 ==========      ====       =========         ========       ==========

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                         BUILDINGS,
                                  NUMBER    OUTSTANDING                 FURNISHING
                                   OF        MORTGAGE                       AND                        ACCUMULATED    CONSTRUCTION
PARTNERSHIP/LOCATION              UNITS        LOAN          LAND        EQUIPMENT        TOTAL        DEPRECIATION      PERIOD
------------------------------    -----     -----------   ----------    -----------    -----------     ------------   ------------
Branford Elderly II                 44      $ 1,413,333   $  306,089    $ 1,682,956    $ 1,989,045      $   656,150     1982-1983
  Branford, CT
Daniel Scott Commons                72        3,165,169       91,864      3,882,747      3,974,611        1,582,879     1982-1983
  Chester, PA
Oakridge Park Apts                  40          956,301       40,000      1,179,123      1,219,123        1,084,845     1982-1983
  North Biloxi, Ms
One Madison Avenue                  27          914,750       83,750      1,113,965      1,197,715          630,046     1982-1983
  Madison, ME
Queensbury Heights                  64        1,878,229       50,000      2,571,951      2,621,951        1,288,609     1982-1983
  Middlesboro, KY
Scituate Vista                     232        6,751,656      414,914     10,186,593     10,601,507        4,718,610     1981-1983
  Cranston, RI
Village of Albany/                  32        1,048,830       59,850      1,156,718      1,216,568          605,420     1982-1983
  Albany & Brodhead, WI
95 Vine Street                      31        1,351,103      280,000      1,742,796      2,022,796          713,589     1982-1983
  Hartford, CT
Wright Park Phase II                99        2,533,404       17,530      4,245,293      4,262,823        4,262,823           (A)
  Rome, NY
Additional carrying value
  of real estate on investee
  limited partnerships not
  recorded on said limited
  partnerships                                               266,420      2,155,580     2,422,000        1,542,941
                                   ---      -----------   ----------    -----------    -----------      -----------
TOTAL                              641      $20,012,775   $1,610,417    $29,917,722    $31,528,139      $17,085,912
                                   ===      ===========   ==========    ===========    ===========      ===========

(A) This projected was completed when REAL IV entered the local partnership

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1998


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

        3. Investments in property and equipment:


                                                        Buildings,
                                                       Furnishings,
                                                           And
                                          Land           Equipment           Total
                                      ------------     -------------     -------------
Balance, January 1, 1996              $ 10,484,020     $ 118,473,425     $ 128,957,445

Net retirements during 1996                 (8,700)       (2,810,957)       (2,819,657)
                                      ------------     -------------     -------------
Balance, December 31, 1996              10,475,320       115,662,468       126,137,788

Net additions during 1997                   79,806         4,714,186         4,793,992
                                      ------------     -------------     -------------

Balance, December 31, 1997              10,555,126       120,376,654       130,931,780

Net additions during 1998                  (88,797)          633,225           544,428

Sale of properties during 1998          (8,855,912)      (91,092,157)      (99,948,069)
                                      ------------     -------------     -------------
Balance, December 31, 1998            $  1,610,417     $  29,917,762     $  31,528,139
                                      ============     =============     =============

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                     Buildings
                                                                    Furnishings
                                                                   and Equipment
                                                                   ------------
Accumulated Depreciation:

Balance, January  1, 1996                                          $ 63,204,306

Net additions during 1996                                             1,663,591
                                                                   ------------
Balance, December 31, 1996                                           64,867,897

Net additions during 1997                                             7,031,886
                                                                   ------------

Balance, December 31, 1997                                           71,899,783

Net additions during 1998                                             7,031,886

Sale of properties during 1998                                      (61,845,757)
                                                                   ------------
Balance, December 31, 1998                                         $ 17,085,912
                                                                   ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED IV (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

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

(b)    At December 31, 1998, security ownership of management is as listed:

                                                                                     Percentage of
                                                                                      Outstanding
                                                            Amount and                  Limited
                               Name of                       Nature of                Partnership
Title of Class                  Owner                    Beneficial Owner             Interests
--------------           ---------------------           ----------------            --------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $505,392 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $37,680, $37,681 and $34,565 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in two of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of approximately $122,000, $121,000 and $121,000 in 1998, 1997 and 1996, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships with a total carrying value of $1,489,865, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $5,860,000 and a net gain of $5,096,902, after being relieved of notes and interest payable of $1,270,045 and incurring selling costs of $543,578. In March 1999, the Partnership made a cash distribution of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests..

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and December 31, 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements December 31, 1998.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 1998, 1997 and 1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

A report on Form 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

On June 26, 1998, Everest Management, L.L.C. and, on November 26, 1997, Bond Purchase L.L.C. (the "Buyers") made unsolicited tender offers to buy a certain number of Units in the Partnership for a price of $100 and $307, respectively, per Unit. The Buyers did not contact the Corporate General Partner prior to commencing their tender offers. By letter dated July 15, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyers.

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


REAL ESTATE ASSOCIATES LIMITED IV

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     General Partner


/s/ CHARLES H. BOXENBAUM
-------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-------------------------------------
Paul Patierno
Chief Financial Officer