Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 1999-08-16
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets, June 30, 1999 and December 31, 1998.................................1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1999 and 1998 ...........................2

              Statement of Partners' Equity (Deficiency),
                     Six Months Ended June 30, 1999 ..............................................3

              Statements of Cash Flows,
                     Six Months Ended June 30, 1999 and 1998 .....................................4

              Notes to Financial Statements ......................................................5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ........................................11

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings................................................................14

       Item 6.  Exhibits and Reports on Form 8- K ...............................................14

      Signatures.................................................................................15


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                               1999
                                                            (Unaudited)             1998
                                                            ------------       ------------

         INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $         --       $         --

         CASH AND CASH EQUIVALENTS (Note 1)                    4,887,801          7,609,491

         CASH DUE FROM ESCROW                                         --          5,860,000

         OTHER  ASSETS                                            41,899             11,899
                                                            ------------       ------------

                   TOTAL ASSETS                             $  4,929,700       $ 13,481,390
                                                            ============       ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

         LIABILITIES:
              Accounts payable                                     1,585            388,806
                                                            ------------       ------------


         COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

         PARTNERS' EQUITY (DEFICIENCY):
              General partners                                  (222,743)          (141,102)
              Limited partners                                 5,150,858         13,233,986
                                                            ------------       ------------

                                                               4,928,115         13,092,884
                                                            ------------       ------------
                    TOTAL LIABILITIES AND PARTNERS'
                         EQUITY                             $  4,929,700       $ 13,481,690
                                                            ============       ============


              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                       Six months        Three months        Six months       Three months
                                                          ended              ended             ended              ended
                                                      June 30, 1999      June 30, 1999      June 30, 1998     June 30, 1998
                                                        ---------          ---------          ---------          ---------
 INTEREST INCOME                                        $  82,606          $  50,913          $ 180,050          $  88,301
                                                        ---------          ---------          ---------          ---------

 OPERATING EXPENSES:
     Legal and accounting                                  78,382             34,708             72,041             43,599
     Management fees - general partner (Note 3)            70,170             35,085            252,696            126,348
     Interest (Note 2)                                         --                 --             52,126             26,063
     Administrative  (Notes 2 and 3)                       74,737             11,508            302,158            134,180
                                                        ---------          ---------          ---------          ---------

 TOTAL OPERATING EXPENSES                                 223,289             81,301            679,021            330,190
                                                        ---------          ---------          ---------          ---------

 LOSS FROM OPERATIONS                                    (140,683)           (30,388)          (498,971)          (241,889)

 COSTS RELATED TO SALE OF LIMITED
        PARTNERSHIP INTEREST (Note 2)                    (300,000)                --                 --                 --

 DISTRIBUTIONS FROM LIMITED
       PARTNERSHIPS RECOGNIZED AS
       INCOME (Note 2)                                    136,872             43,219            771,932            389,320

 EQUITY IN INCOME (LOSS) OF LIMITED
       PARTNERSHIPS AND AMORTIZATION
        OF ACQUISITION COSTS                                   --                 --            180,500           (180,500)
                                                        ---------          ---------          ---------          ---------

 NET INCOME (LOSS)                                      $(303,811)         $  12,831          $ 453,461          $ (33,069)
                                                        =========          =========          =========          =========


 NET INCOME (LOSS) PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $     (23)         $       1          $      34          $      (3)
                                                        =========          =========          =========          =========



                 The accompanying notes are an integral part of
                          these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                           General               Limited
                                           Partners              Partners              Total
                                         -----------         -------------         --------------

PARTNERSHIP INTERESTS                                               13,202
                                                               ===========

EQUITY (DEFICIENCY),
     January 1, 1999                     $   (141,102)         $ 13,233,986          $ 13,092,884

     Distributions                            (78,603)           (7,782,355)           (7,860,958)

     Net loss for the six months
     ended June 30, 1999                       (3,038)             (300,773)             (303,811)
                                         ------------          ------------          ------------

EQUITY (DEFICIENCY),
     June 30, 1999                       $   (222,743)         $  5,150,858          $  4,928,115
                                         ============          ============          ============



                 The accompanying notes are an integral part of
                          these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                1999                 1998
                                                                           -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income                                                  $  (303,811)         $   453,461
        Adjustments to reconcile net income to net cash
           used in operating activities:
              Equity in income of limited partnerships and amorti-
                 zation of additional basis and acquisition costs                   --             (180,500)
              Increase in other assets                                         (30,000)            (198,646)
              Decrease in accounts payable and
                 interest payable                                             (387,221)            (103,764)
                                                                           -----------          -----------

                 Net cash used in operating activities                        (721,032)             (29,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Distributions from limited partnerships
             recognized as return of capital                                        --              100,523
        Sale proceeds                                                        5,860,300                   --
                                                                           -----------          -----------

                 Net cash provided by investing activities                   5,860,300              100,523


CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to partners                                           (7,860,958)                  --
                                                                           -----------          -----------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (2,721,690)              71,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,609,491            7,430,796
                                                                           -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 4,887,801          $ 7,501,870
                                                                           ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
        CASH FLOW INFORMATION:
           Cash paid during the period for interest                        $        --          $   200,507
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

                                  JUNE 30, 1999

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for the periods presented.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 7 limited partnerships as of June 30, 1999, after selling its interests in 20 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of June 30, 1999, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The Partnership has no carrying value in investments in limited partnerships as of June 30, 1999 and December 31, 1998:

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                                 Six months           Three months           Six months           Three months
                                                     ended                ended                 ended                ended
                                                June 30, 1999         June 30, 1999         June 30, 1998        June 30, 1998
                                                 ------------          ------------          ------------         ------------
REVENUES
  Rental and other                               $  3,150,000          $  1,575,000          $ 12,108,000         $  6,054,000
                                                 ------------          ------------          ------------         ------------

EXPENSES
  Depreciation                                        566,000               283,000             1,862,000              931,000
  Interest                                            990,000               495,000             3,988,000            1,994,000
  Operating                                         1,098,000             1,049,000             6,098,000            3,049,000
                                                 ------------          ------------          ------------         ------------

                                                    3,654,000             1,827,000            11,948,000            5,974,000
                                                 ------------          ------------          ------------         ------------

  Net income (loss)                              $   (504,000)         $   (252,000)         $    160,000         $     80,000
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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $770,000 through December 31, 1998, including $250,391 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,860,300 and a net gain of $5,096,902, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $300,000 were incurred in 1999 related to the sale of limited partnership interests in 1998.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $70,000 and $253,000 for the six months ended June 30, 1999 and 1998, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $6,500 and $19,000 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        accounting, legal, valuation, structural and engineering costs, which amounted to approximately $770,000 through December 31, 1998, including $250,791 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $5,860,300 and a net gain of $5,096,902, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $300,000 were incurred in 1999 related to the sale of limited partnership interests in 1998.

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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)


                        By:  National Partnership Investments Corp.,
                             General Partner


                             /s/ BRUCE NELSON
                             -------------------------------------------
                             Bruce Nelson
                             President


                        Date:      August 13, 1999
                              ------------------------------------------


                             /s/ CHARLES H. BOXENBAUM
                             -------------------------------------------
                             Charles H. Boxenbaum
                             Chief Executive Officer



                        Date:      August 13, 1999
                              ------------------------------------------