Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 1999-11-22
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, September 30, 1999 and December 31, 1998.......................1

              Statements of Operations,
                    Nine and Three Months Ended September 30, 1999 and 1998 .................2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 1999 ....................................3

              Statements of Cash Flows,
                    Nine Months Ended September 30, 1999 and 1998 ...........................4

              Notes to Financial Statements .................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................................12

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................16

      Item 6.  Exhibits and Reports on Form 8- K ...........................................16

      Signatures............................................................................17

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                        1999
                                                                     (Unaudited)             1998
                                                                     ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                         $         --        $         --

CASH AND CASH EQUIVALENTS (Note 1)                                      4,886,603           7,609,491

CASH DUE FROM ESCROW                                                           --           5,860,000

DUE FROM AFFILIATE (Note 3)                                               300,000                  --

OTHER  ASSETS                                                              91,899              11,899
                                                                     ------------        ------------
          TOTAL ASSETS                                               $  5,278,502        $ 13,481,390
                                                                     ============        ============
                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)
LIABILITIES:
     Accounts payable (Note 2)                                       $         39        $    388,806
                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                    (219,240)           (141,102)
     Limited partners                                                   5,497,703          13,233,986
                                                                     ------------        ------------
                                                                        5,278,463          13,092,884
                                                                     ------------        ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                               $  5,278,502        $ 13,481,690
                                                                     ============        ============



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                   Nine months      Three months     Nine months     Three months
                                                      ended             ended           ended            ended
                                                  Sept 30, 1999    Sept 30, 1999    Sept 30, 1998    Sept 30, 1998
                                                  -------------    -------------    -------------    --------------
INTEREST INCOME                                    $   138,474      $    55,868      $   268,560      $    88,511
                                                   -----------      -----------      -----------      -----------
OPERATING EXPENSES:
    Legal and accounting                                80,515            2,134           92,290           20,249
    Management fees - general partner (Note 3)         105,255           35,085          379,044          126,348
    Interest (Note 2)                                       --               --           78,189           26,063
    Administrative  (Notes 2 and 3)                    106,209           31,471          545,631          243,474
                                                   -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                               291,979           68,690        1,095,154          416,134
                                                   -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                  (153,505)         (12,822)        (826,594)        (327,623)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  200,042           63,170        1,380,703          608,771
EQUITY IN INCOME  OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                                 --               --          270,750           90,250
                                                   -----------      -----------      -----------      -----------
NET INCOME                                         $    46,537      $    50,348      $   824,859      $   371,398
                                                   ===========      ===========      ===========      ===========
NET INCOME  PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                 $         4      $         4      $        62      $        28
                                                   ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                           General           Limited
                                           Partners          Partners           Total
                                         ------------      ------------      ------------
PARTNERSHIP INTERESTS                                            13,190
                                                           ============

EQUITY (DEFICIENCY),
      January 1, 1999                    $   (141,102)     $ 13,233,986      $ 13,092,884

      Distributions                           (78,603)       (7,782,355)       (7,860,958)

      Net income for the nine months
      ended September 30, 1999                    465            46,072            46,537
                                         ------------      ------------      ------------
EQUITY (DEFICIENCY),
      September 30, 1999                 $   (219,240)     $  5,497,703      $  5,278,463
                                         ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                              1999               1998
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                         $    46,537        $   824,859
       Adjustments to reconcile net income to net cash
          used in operating activities:
             Equity in income of limited partnerships and amorti-
                zation of additional basis and acquisition costs                   --           (270,750)
             Increase in other assets                                         (80,000)          (198,646)
             Decrease in accounts payable and
                interest payable                                             (388,767)          (108,108)
                                                                          -----------        -----------
                Net cash (used in) provided by operating activities          (422,230)           247,355
                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Contributions to Limited Partnership                                             (102,500)
       Distributions from limited partnerships
            recognized as return of capital                                        --            100,524
       Increase in Due from Affiliate                                        (300,000)
       Sale proceeds                                                        5,860,300                 --
                                                                          -----------        -----------
                Net cash provided by (used in) investing activities         5,560,300             (1,976)
                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                           (7,860,958)                --
                                                                          -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (2,722,888)           245,379

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              7,609,491          7,430,796
                                                                          -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 4,886,603        $ 7,676,175
                                                                          ===========        ===========
SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
          Cash paid during the period for interest                        $        --        $   196,835
                                                                          ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine and months then ended and changes in cash flows for the nine months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER LIMITED PARTNERSHIP INTEREST

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,190 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 7 limited partnerships as of September 30, 1999, after selling its interests in 20 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA
II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of September 30, 1999, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

The Partnership has no carrying value in investments in limited partnerships as of September 30, 1999 and December 31, 1998.

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                          Nine months      Three months      Nine months      Three months
                             ended            ended             ended            ended
                        Sept. 30, 1999    Sept. 30, 1999    Sept.30, 1998    Sept. 30, 1998
                        --------------    --------------    -------------    --------------
REVENUES
   Rental and other      $  4,725,000      $  1,575,000      $ 18,162,000     $  6,054,000
                         ------------      ------------      ------------     ------------
EXPENSES
   Depreciation               849,000           283,000         2,793,000          931,000
   Interest                 1,485,000           495,000         5,982,000        1,994,000
   Operating                3,147,000         1,049,000         9,147,000        3,049,000
                         ------------      ------------      ------------     ------------
                            5,481,000         1,827,000        17,922,000        5,974,000
                         ------------      ------------      ------------     ------------
   Net (loss) income     $   (756,000)     $   (252,000)     $    240,000     $     80,000
                         ============      ============      ============     ============

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $770,000 through December 31, 1998, including approximately $467,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $76,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $197,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $5,860,300 and a net gain of $5,096,902, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                               SEPTEMBER 30, 1999


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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $105,000 and $379,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $9,800 and $28,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

A $300,000 payment was made in 1999 on behalf of an affiliate of the general partner and is reflected as due from affiliate. The amount was subsequently reimbursed.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 1999


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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $770,000 through December 31, 1998, including approximately $467,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $76,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $197,000 of such costs..

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $5,860,300 and a net gain of $5,096,902, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REAL ESTATE ASSOCIATES LIMITED IV
                                (a California limited partnership)


                                By: National Partnership Investments Corp.,
                                    its General Partner



                                    By: /s/ BRUCE NELSON
                                       -----------------------------------------
                                        Bruce Nelson
                                        President


                                       Date:   11/17/1999
                                            ------------------------------------



                                       By: /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                           Charles H. Boxenbaum
                                           Chief Executive Officer



                                       Date:   11/17/1999
                                            ------------------------------------