Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2000-04-14
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

                             Commission File Number
                                     0-12439


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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

REAL IV holds limited partnership interests in 7 local limited partnerships as of December 31, 1999 and a general partner interest in Real Estate Associates II ("REA II") which in turn holds limited partnership interests in an additional 2 limited partnerships. Therefore, REAL IV holds directly or indirectly through REA II investments in 9 local limited partnerships. The general partners of REA II are REAL IV and NAPICO. In December 1998, the Partnership sold its interests in 20 local limited partnerships to the Operating Partnership. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 1999, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                          Units Authorized
                                            For Rental
                                          Assistance Under
                                           Section 8/or
                                            Other Rent                      Percentage of
                               No. of       Supplement         Units         Total Units
Name and Location               Units        Program          Occupied         Occupied
-----------------              ------       ----------        --------         --------
Branford Elderly II
  Branford, CT                     44          44/  0             44             100%

Daniel Scott Commons
  Chester, PA                      72          72/  0             72             100%

Ninety-Five Vine Street
  Hartford, CT                     31          31/  0             31             100%

Oakridge Park Apartments
  North Biloxi, MS                 40           0/  0             40             100%

One Madison Avenue
  Madison, ME                      27          27/  0             25              93%

Queensbury Heights
  Middlesboro, KY                  64           0/  0             30              47%

Scituate Vista
  Cranston, RI                    232         230/  0            229              99%

Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI            32           0/ 25             26              81%

Wright Park Phase II
Rome, NY                           99           0/  0             24              24%
                               ------         -------          -----

TOTALS                            641          404/25            521              81%
                               ======         =======          =====

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL IV holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 1999, the Partnership's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL IV.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1999, there were 2.519 registered holders of units in REAL IV. No distributions have been made from the inception of the Partnership to December 31, 1999. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership has made distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                      Year Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                        1999                1998                1997                1996                1995
                                    ------------        ------------        ------------        ------------        ------------
Loss From Operations                $   (176,559)       $ (1,114,270)       $   (643,236)       $   (636,501)       $   (654,466)

Gain on Sale of Limited
   Partnership Interests                       -           5,096,902                   -                   -                   -

Distributions From
   Limited Partnerships
   Recognized as Income                  159,512           1,316,421           1,406,888           1,107,630           1,222,286

Equity in (Loss) Income
   of Limited Partnerships
   and Amortization of
   Acquisition Costs                     (91,899)         (1,609,650)            355,483             483,414             487,116
                                    ------------        ------------        ------------        ------------        ------------

Net (Loss) Income                   $   (108,946)       $  3,689,403        $  1,119,135        $    954,543        $  1,054,936
                                    ============        ============        ============        ============        ============

Net (Loss) Income per Limited
   Partnership Interest             $         (8)       $        277        $         84        $         72        $         79
                                    ============        ============        ============        ============        ============



Total assets                        $  5,169,423        $ 13,481,690        $ 10,896,957        $  9,774,550        $  8,997,384
                                    ============        ============        ============        ============        ============

Investments in Limited
   Partnerships                     $          -        $          -        $  3,374,262        $  3,098,674        $  3,221,339
                                    ============        ============        ============        ============        ============

Notes Payable                       $          -        $          -        $  1,042,524        $  1,230,743        $  1,230,743
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL IV has invested could produce tax losses for as long as 20 years from the date of formation. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1999, the Partnership has investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 80% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1999 and 1998, the Partnership does not have a positive investment balance in any local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local partnerships that was allocated to the Partnership were $87,000, $23,000 and $317,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of approximately $92,000, ($1,200,000) and $355,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the loss recorded by the Partnership in 1998 includes an impairment losses of approximately $2,810,000 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,638,000 and $7,388,000 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $160,000, $1,316,000 and $1,406,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions have decreased as a result of the sale of certain partnership interests in 1998.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $5,169,423, $7,609,491 and $7,430,796, respectively.
Substantially all of these amounts are on deposit primarily with two high credit quality financial institutions, earning interest. Interest income has increased as a result of increasing cash and cash equivalent balances. This resulted in the Partnership earning $188,935, $353,645 and $325,842 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $505,392 for 1998 and 1997 to $111,125 for 1999.

Until the sale of the partnership interests on December 30, 1998, the Partnership was obligated on non-recourse notes payable of $1,042,524 which bore interest at 10 percent per annum and had principal maturities ranging from 2015 to 2022. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Interest expense was $119,252 and $74,057 for the years ended December 31, 1998 and 1997, respectively. The Partnership was relieved of these notes in connection with the sale of the partnership interests.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re- engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548, $584,565 and $185,099 for the years ended December 31, 1999, 1998 and 1997, are included in administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships. with a total carrying value of $1,489,865, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $5,860,300 and a gain of $5,096,902, after being relieved of notes and interest payable of $1,270,045 and incurring selling costs of $543,578, some of which are included in accounts payable at December 31, 1999. In March 1999, the Partnership has made cash distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

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

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $97,739, $130,203 and $109,635 for the years ended December 31, 1999 and 1998 and 1997, respectively. Administrative expenses were $156,626, $713,068 and $279,994 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $13,080, $37,680 and, $37,681 for the years ended December 31, 1999, 1998 and
1997, respectively. Also included in administrative expenses for 1999, 1998 and 1997 is $85,548, $584,565 and $185,099, respectively, related to the aforementioned third party review of the properties owned by the local partnerships.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to prior years, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $23,684,000 and $24,215,000 for the years ended December 31, 1998 and 1997, respectively, to $4,931,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $23,661,000 and $23,897,000 for the years ended December 31, 1998 and 1997, respectively, to $5,021,000 for the year ended December 31, 1999.

The total net income (loss) for the local partnerships for 1999, 1998 and 1997 aggregated approximately $(90,000), $23,000 and $319,000, respectively. The income (losses) allocated to the Partnership were approximately $(87,000), $23,000 and $317,000 for 1999, 1998 and 1997, respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 9 percent and 19 percent of the total net income of the Partnership for the years ended December 31, 1998 and 1997, respectively, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                         1999                1998
                                                     ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $          -        $          -

CASH AND CASH EQUIVALENTS (Note 1)                      5,169,423           7,609,491

CASH DUE FROM ESCROW (Note 2)                                   -           5,860,300

OTHER ASSETS                                                                   11,899
                                                     ------------        ------------

          TOTAL ASSETS                               $  5,169,423        $ 13,481,690
                                                     ============        ============


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                $     46,443        $    388,806
                                                     ------------        ------------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                    (220,794)           (141,102)
     Limited partners                                   5,343,774          13,233,986
                                                     ------------        ------------

                                                        5,122,980          13,092,884
                                                     ------------        ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                  $  5,169,423        $ 13,481,690
                                                     ============        ============


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        1999               1998               1997
                                                     -----------        -----------        -----------
INTEREST AND OTHER INCOME                            $   188,935        $   353,645        $   325,842
                                                     -----------        -----------        -----------

OPERATING EXPENSES:
    Legal and accounting                                  97,739            130,203            109,635
    Management fees - general partner (Note 3)           111,125            505,392            505,392
    Interest (Note 2)                                          -            119,252             74,057
    Administrative  (Note 3)                             156,630            713,068            279,994
                                                     -----------        -----------        -----------

TOTAL OPERATING EXPENSES                                 365,494          1,467,915            969,078
                                                     -----------        -----------        -----------

LOSS FROM OPERATIONS                                    (176,559)        (1,114,270)          (643,236)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                       -          5,096,902                  -

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    159,512          1,316,421          1,406,888

EQUITY IN (LOSS)  INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS (Note 2)                     (91,899)        (1,609,650)           355,483
                                                     -----------        -----------        -----------

NET (LOSS) INCOME                                    $  (108,946)       $ 3,689,403        $ 1,119,135
                                                     ===========        ===========        ===========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                               $        (8)       $       277        $        84
                                                     ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                General            Limited
                               Partners            Partners              Total
                             ------------        ------------        ------------
EQUITY (DEFICIENCY),
   January 1, 1997           $   (189,187)       $  8,473,533        $  8,284,346

   Net income for 1997             11,191           1,107,944           1,119,135
                             ------------        ------------        ------------

EQUITY (DEFICIENCY),
   December 31, 1997             (177,996)          9,581,477           9,403,481

   Net income for 1998             36,894           3,652,509           3,689,403
                             ------------        ------------        ------------

EQUITY (DEFICIENCY),
   December 31, 1998             (141,102)         13,233,986          13,092,884

   Distributions                  (78,603)         (7,782,355)         (7,860,958)

   Net loss for 1999               (1,089)           (107,857)           (108,946)
                             ------------        ------------        ------------
EQUITY (DEFICIENCY),
   December 31, 1999         $   (220,794)       $  5,343,774        $  5,122,980
                             ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999               1998               1997
                                                                              -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                       $  (108,946)       $ 3,689,403        $ 1,119,135
      Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
           Gain on sale of partnership interests                                        -         (5,096,902)                 -
            Equity in loss (income) of limited partnerships and amorti-
               zation of additional basis and acquisition costs                    91,899          1,609,650           (355,483)
           Decrease (increase) in other assets                                     11,899             80,000            (19,070)
           Decrease in accrued interest payable                                         -            (92,580)
           (Decrease) increase in accounts payable                               (342,363)           257,955            191,491
                                                                              -----------        -----------        -----------

               Net cash (used in) provided by operating activities               (347,511)           447,526            936,073
                                                                              -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of Partnership interests                                    -           (543,578)
      Capital contributions                                                       (91,899)          (102,500)                 -
      Distributions from limited partnerships
           recognized as return of capital                                              -            377,247             79,895
      Proceeds from the sale of limited partnership interests                   5,860,300                  -                  -
                                                                              -----------        -----------        -----------

             Net cash provided by (used in) investing activities                5,768,401           (268,831)            79,895
                                                                              -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of notes payable                                                          -                  -           (188,219)
      Distributions to partners                                                (7,860,958)                 -                  -
                                                                              -----------        -----------        -----------

             Net cash used in financing activities                             (7,860,958)                 -           (188,219)
                                                                              -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                          (2,440,068)           178,695            827,749

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                         7,609,491          7,430,796          6,603,047
                                                                              -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                             $ 5,169,423        $ 7,609,491        $ 7,430,796
                                                                              ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
         Cash paid during the year for interest                               $         -        $   211,832        $     1,284
                                                                              ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
      NON-CASH FINANCING ACTIVITIES
        See Note 2 to financial statements regarding notes and interest payable



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

        Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) sold an

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

        On December 30, 1998, the Partnership sold its interests in 20 local limited partnerships for $5,860,300 to the Operating Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Impairment of Long-Lived Assets

        The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of approximately $2,810,000, related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 7 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 20 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in REA II. NAPICO is also a general partner in REA II. REA II, in turn, holds limited partner interests in 2 additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which own residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,638,000 and $7,388,000 as of December 31, 1999 and 1998, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                  1999               1998
                                                               -----------        -----------
        Investment balance, beginning of year                  $         -        $ 3,374,262
        Equity in loss of limited partnerships                     (91,899)        (1,434,692)
        Investment balance in partnership interests sold                 -         (1,489,865)
        Amortization of capitalized additional basis
          and acquisition costs and fees                                 -           (174,958)
        Capital contributions                                       91,899            102,500
        Distributions recognized as return of capital                    -           (377,247)
                                                               -----------        -----------

        Investment balance, end of year                        $         -        $         -
                                                               ===========        ===========

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                                1999            1998
                                                              --------        --------
                                                                   (in thousands)

        Land and buildings, net                               $ 12,726        $ 13,563
                                                              ========        ========

        Total assets                                          $ 17,464        $ 18,045
                                                              ========        ========

        Mortgages payable                                     $ 19,123        $ 20,013
                                                              ========        ========

        Total liabilities                                     $ 22,719        $ 23,194
                                                              ========        ========

        Deficiency of Real Estate Associates Limited IV       $ (5,085)       $ (5,004)
                                                              ========        ========

        Deficiency of other partners                          $   (170)       $   (145)
                                                              ========        ========

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                               1999            1998          1997
                                                             ---------       -------       -------
                                                                          (in thousands)
        Total revenue                                        $   4,931       $23,684       $24,215
                                                             =========       =======       =======

        Interest expense                                     $   1,527       $ 7,733       $ 7,975
                                                             =========       =======       =======

        Depreciation                                         $     813       $ 4,319       $ 3,725
                                                             =========       =======       =======

        Total expenses                                       $   5,021       $23,661       $23,897
                                                             =========       =======       =======

        Net income (loss)                                    $     (90)      $    23       $   319
                                                             =========       =======       =======

        Net income (loss) allocable to the Partnership       $     (87)      $    23       $   317
                                                             =========       =======       =======

        Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO was the general partner in two of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of 5 percent of their revenue. The affiliate received property management fees of approximately $15,980, $154,000 and $121,000 in 1999, 1998 and
        1997, respectively.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548, $584,565 and $185,099 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in general and administrative expenses.

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

3.      FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interest in the capital accounts of the respective partnerships.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


3.      FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $13,080, $37,680 and $37,681 in 1999, 1998
        and 1997, respectively, and is included in operating expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

        The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

5.      INCOME TAXES

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

6.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $92,000, between the estimated nine-month equity in loss and the actual 1999 equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      Year Ended December 31, 1999
                               ---------------------------------------------------------------------
                                                          Cash
                                Balance      Capital      Distri-          Equity         Balance
                                January      Contri-      butions            in           December
Limited Partnerships            1, 1999      butions      Received     Income (Loss)      31, 1999
--------------------            -------      -------      --------     -------------      --------
Branford Elderly II             $            $            $               $               $      -

Daniel Scott Commons

Ninety-Five Vine St.                  -       91,899                       (91,899)              -

Oakridge Park Apts.

One Madison

Queensbury Heights

Scituate Vista

Village of Albany/Brodhead

Wright Park Phase II
                                -------      -------      --------        --------        --------

                                $            $91,899      $               $(91,899)       $      -
                                =======      =======      ========        ========        ========

                                                                      SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED IV
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     Year Ended December 31, 1998
                               ------------------------------------------------------------------------
                                                        Cash          Equity
                                Balance      Capital    Distri-         in                     Balance
                                January      Contri-    butions       Income                   December
Limited Partnerships            1, 1998      butions   Received       (Loss)        Sale       31, 1998
----------------------------   ----------   --------   ---------   -----------   -----------   --------
Alliance Towers*               $            $          $           $             $             $     -
Antelope Village Apts.*                                 (139,183)      139,183
Armitage Commons*
Barnesboro Family Project*        225,875                (24,924)      (40,777)     (160,174)        -
Baughman Towers*
Beacon Hill/Hillsdale Place*
Branford Elderly II               243,286                (11,961)     (231,325)                      -
Buckingham Apts.*
Coatesville Towers*                                     (137,541)      137,541                       -
Daniel Scott Commons
Ethel Arnold Bradley*             292,946    102,500     (12,959)       85,464      (467,951)        -
Glen Oaks Townhomes*
Lakeland Place*                   181,345                (37,632)      124,589      (268,302)        -
Loch Haven Apts.*                 456,781                (13,047)      149,704      (593,438)        -
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts.*
One Madison
Pacific Coast Villa*
Queensbury Heights
Rosewood Apts.*
Sandwich Apts.*
Scituate Vista                  1,974,029                           (1,974,029)
Sterling Village*
Villa del Sol*
Village of Albany/Brodhead
Vista Chino Park*
Wasco Arms Apts.*
Wright Park Phase II
                               ----------   --------   ---------   -----------   -----------   --------
                               $3,374,262   $102,500   $(377,247)  $(1,609,650)  $(1,489,865)  $     -
                               ==========   ========   =========   ===========   ===========   ========


*Sold to the Operating Partnership on December 30, 1998.

                                                                      SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED IV
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              Year Ended December 31, 1997
                               -----------------------------------------------------------
                                                        Cash          Equity
                                Balance      Capital    Distri-         in        Balance
                                January      Contri-    butions       Income      December
Limited Partnerships            1, 1997      butions   Received       (Loss)      31, 1997
----------------------------   ----------   --------   ---------   -----------   ----------
Alliance Towers                $            $          $           $             $
Antelope Village Apts.
Armitage Commons
Barnesboro Family Project         263,910                (21,033)      (17,002)     225,875
Baughman Towers
Beacon Hill/Hillsdale Place
Branford Elderly II               215,082                (18,124)       46,328      243,286
Buckingham Apts.
Coatesville Towers
Daniel Scott Commons
Ethel Arnold Bradley              275,218                (13,223)       30,951      292,946
Glen Oaks Townhomes
Lakeland Place                    153,592                (27,515)       55,268      181,345
Loch Haven Apts.                  437,851                               18,930      456,781
Ninety-Five Vine St.
Oakridge park Apts.
O'Fallon Apts.
One Madison
Pacific Coast Villa
Queensbury Heights
Rosewood Apts.
Sandwich Apts.
Scituate Vista                  1,753,021                              221,008    1,974,029
Sterling Village
Villa del Sol
Village of Albany/Brodhead
Vista Chino Park
Wasco Arms Apts
Wright Park Phase II
                               ----------   --------   ---------   -----------   ----------
                               $3,098,674   $     --   $ (79,895)  $   355,483   $3,374,262
                               ==========   ========   =========   ===========   ==========



                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1999



                                                                        Buildings,
                             Number of    Outstanding                 Furnishing and                    Accumulated    Construction
Partnership/Location           Units     Mortgage Loan       Land        Equipment        Total         Depreciation      Period
--------------------           -----     -------------    ---------     -----------    -----------      ------------   ------------
Branford Elderly II              44       $ 1,339,600     $ 306,089     $ 1,821,527    $ 2,127,616        $ 705,601      1982-1983
  Branford, CT
Daniel Scott Commons             72         3,147,713        91,864       3,930,719      4,022,583        1,703,993      1982-1983
  Chester, PA
Oakridge Park Apts.              40           956,580        40,000       1,190,491      1,230,491        1,095,957      1982-1983
  North Biloxi, Ms
One Madison Avenue               27           895,022        83,750       1,121,346      1,205,096          668,975      1982-1983
  Madison, ME
Queensbury Heights               64         1,873,207        50,000       2,571,951      2,621,951        1,381,805      1982-1983
  Middlesboro, KY
Scituate Vista                  232         6,019,952       414,914      10,245,118     10,660,032        5,423,776      1981-1983
  Cranston, RI
Village of Albany/               32         1,045,430        59,850       1,159,328      1,219,178          645,301      1982-1983
  Albany & Brodhead, WI
95 Vine Street                   31         1,269,419       280,000       1,742,796      2,022,796          758,198      1982-1983
  Hartford, CT
Wright Park Phase II             99         2,576,079        17,530       4,315,592      4,333,122        4,333,122      (A)
  Rome, NY
                                ---      ------------    ----------    ------------   ------------      -----------

TOTAL                           641      $ 19,123,002    $1,343,997    $ 28,098,868   $ 29,442,865      $16,716,728
                                ===      ============    ==========    ============   ============      ===========

(A) This projected was completed when REAL IV entered the local partnership

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1999

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

         3.  Investments in property and equipment:

                                                                Buildings,
                                                               Furnishings,
                                                                  And
                                           Land                 Equipment                Total
                                       -------------          -------------          -------------
Balance, January 1, 1997               $  10,475,320          $ 115,662,468          $ 126,137,788

Net additions during 1997                     79,806              4,714,186              4,793,992
                                       -------------          -------------          -------------

Balance, December 31, 1997                10,555,126            120,376,654            130,931,780

Net additions during 1998                    (88,797)               633,225                544,428

Sale of properties during 1998            (9,122,332)           (93,247,737)          (102,370,069)
                                       -------------          -------------          -------------

Balance, December 31, 1998                 1,343,997             27,762,142             29,106,139

Net additions during 1999                          -                336,726                336,726
                                       -------------          -------------          -------------

Balance, December 31, 1999             $   1,343,997          $  28,098,868          $  29,442,865
                                       =============          =============          =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                            Buildings
                                                           Furnishings
                                                          and Equipment
                                                          -------------
Accumulated Depreciation:
-------------------------
Balance, January 1, 1997                                   $ 64,867,897

Net additions during 1997                                     7,031,886
                                                           ------------

Balance, December 31, 1997                                   71,899,783

Net additions during 1998                                     3,982,518

Sale of properties during 1998                              (60,339,330)
                                                           ------------

Balance, December 31, 1998                                   15,542,971

Net additions during 1999                                     1,173,757
                                                           ------------

Balance, December 31, 1999                                 $ 16,716,728
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39 Executive Vice President, General Counsel and Assistant Secretary.

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

(b)     At December 31, 1999, security ownership of management is as listed:

                                                                                        Percentage of
                                                                                         Outstanding
                                                                 Amount and                Limited
                               Name of                           Nature of               Partnership
Title of Class                 Owner                          Beneficial Owner            Interests
--------------                 -----                          ----------------            ---------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $111,125 for the year ended December 31, 1999 and $505,392 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $13,080, $37,680 and $37,681 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in two of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of approximately $15,980, $154,000 and $121,000 in 1999, 1998 and 1997,
respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships with a total carrying value of $1,489,865, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $5,860,000 and a net gain of $5,096,902, after being relieved of notes and interest payable of $1,270,045 and incurring selling costs of $543,578. In March 1999, the Partnership made a cash distribution of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 1999, 1998 and 1997.

Schedule III - Real Estate and accumulated Depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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



/s/ PAUL PATIERNO
--------------------------------------
Paul Patierno
Chief Financial Officer