Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2000-05-22
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 2000 and December 31, 1999.............................................1

                 Statements of Operations,
                        Three Months Ended March 31, 2000 and 1999 ...............................................2

                 Statement of Partners' Equity (Deficiency),
                        Three Months Ended March 31, 2000 ........................................................3

                 Statements of Cash Flows,
                        Three Months Ended March 31, 2000 and 1999 ...............................................4

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

        Item 1.  Legal Proceedings...............................................................................12

        Item 6.  Exhibits and Reports on Form 8- K ..............................................................12

       Signatures................................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                            2000              1999
                                                                         (Unaudited)        (Audited)
                                                                         ------------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $      --         $      --

CASH AND CASH EQUIVALENTS (Note 1)                                         5,156,325         5,169,423
                                                                         -----------       -----------

          TOTAL ASSETS                                                   $ 5,156,325       $ 5,169,423
                                                                         ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                                    $    77,253       $    46,443
                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                       (221,233)         (220,794)
     Limited partners                                                      5,300,305         5,343,774
                                                                         -----------       -----------

                                                                           5,079,072         5,122,980
                                                                         -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                   $ 5,156,325       $ 5,169,423
                                                                         ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                      2000            1999
                                                    ---------       ---------
INTEREST INCOME                                     $  62,567       $  31,693
                                                    ---------       ---------

OPERATING EXPENSES:
    Legal and accounting                               66,682          39,368
    Management fees - general partner (Note 3)         27,781          35,085
    Administrative  (Note 3)                           12,012          67,535
                                                    ---------       ---------

TOTAL OPERATING EXPENSES                              106,475         141,988
                                                    ---------       ---------

LOSS FROM OPERATIONS                                  (43,908)       (110,295)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    --            93,652
                                                    ---------       ---------


NET LOSS                                            $ (43,908)      $ (16,643)
                                                    =========       =========


NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                              $      (3)      $      (1)
                                                    =========       =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)



                                          General            Limited
                                          Partners           Partners          Total
                                        -------------       ----------       -----------
PARTNERSHIP INTERESTS                                           13,202
                                                          ===========


EQUITY (DEFICIENCY),

      January 1, 2000                    $  (220,794)      $ 5,343,774       $ 5,122,980

      Net loss for the three months
      ended March 31, 2000                      (439)          (43,469)          (43,908)
                                         -----------       -----------       -----------

EQUITY (DEFICIENCY),

      March 31, 2000                     $  (221,233)      $ 5,300,305       $ 5,079,072
                                         ===========       ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                           2000              1999
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $   (43,908)      $   (16,643)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
            Amount due from affiliate                                          --            (300,000)
            Increase (decrease) in accounts payable and
               interest payable                                              30,810          (353,841)
                                                                        -----------       -----------

               Net cash used in operating activities                        (13,098)         (670,484)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Sales proceeds                                                           --           5,860,300
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Distributions to partners                                                --          (7,860,300)
                                                                        -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (13,098)       (2,670,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,169,423         7,609,491
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 5,156,325       $ 4,939,007
                                                                        ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1999 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 7 limited partnerships In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA II. In total, therefore, the Partnerships hold interests, either directly or indirectly through REA II, in 9 partnerships which owned as of March 31, 2000, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

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

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The Partnership has no carrying value in investment in limited partnerships as of March 31, 2000:

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                        Three months             Three months
                                            ended                    ended
                                       March 31, 2000           March 31, 1999
                                       --------------           --------------
            REVENUES
              Rental and other             $1,233,000              $1,575,000
                                           ----------              ----------

            EXPENSES
              Depreciation                    203,000                 283,000
              Interest                        382,000                 495,000
              Operating                         670,000             1,049,000
                                           ------------           -----------

                                             1,255,000              1,827,000
                                           -----------            -----------

              Net loss                     $   (22,000)           $  (252,000)
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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,860,300, which was collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $28,000 and $35,000 for the three months ended March 31, 2000 and 1999, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,300 and $3,200 for the three months ended March 31, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief,

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 4 - CONTINGENCIES (CONTINUED)

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

                                 MARCH 31, 2000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to the affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,860,300, which was collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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


                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner



                                        ---------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:
                                        ---------------------------------------



                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                    Date:
                                         --------------------------------------