Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2000-05-22
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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


                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner




                                        /s/ BRUCE NELSON
                                        ---------------------------------------
                                        Bruce Nelson
                                        President



                                   Date: May 22, 2000
                                        ---------------------------------------


                                        /s/ PAUL PATIERNO
                                        ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                    Date: May 22, 2000
                                         --------------------------------------