Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2000-08-21
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, June 30, 2000 and December 31, 1999............................1

              Statements of Operations,
                    Six and Three Months Ended June 30, 2000 and 1999 .......................2

              Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 2000 ..........................................3

              Statements of Cash Flows,
                    Six Months Ended June 30, 2000 and 1999 .................................4

              Notes to Financial Statements .................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................................12

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................15

      Item 6.  Exhibits and Reports on Form 8-K ............................................15

      Signatures............................................................................16

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999


                                ASSETS
                                                        2000
                                                     (Unaudited)            1999
                                                     -----------         -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $        --         $        --

CASH AND CASH EQUIVALENTS (Note 1)                     5,138,051           5,169,423
                                                     -----------         -----------


          TOTAL ASSETS                               $ 5,138,051         $ 5,169,423
                                                     ===========         ===========


           LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                     77,781              46,443
                                                     -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                   (221,421)           (220,794)
     Limited partners                                  5,281,691           5,343,774
                                                     -----------         -----------

                                                       5,060,270           5,122,980
                                                     -----------         -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                               $ 5,138,051         $ 5,169,423
                                                     ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                   Six months         Three months        Six months       Three months
                                                      ended              ended              ended              ended
                                                  June 30, 2000      June 30, 2000      June 30, 1999     June 30, 1999
                                                  ---------------    ---------------    --------------    ---------------
INTEREST INCOME                                       $ 133,397         $  70,829         $  82,606         $  50,913
                                                      ---------         ---------         ---------         ---------

OPERATING EXPENSES:
    Legal and accounting                                 97,382            30,700            78,382            34,708
    Management fees - general partner (Note 3)           58,166            30,385            70,170            35,085
    Administrative  (Notes 2 and 3)                      44,998            32,986            74,737            11,508
                                                      ---------         ---------         ---------         ---------

TOTAL OPERATING EXPENSES                                200,546            94,071           223,289            81,301
                                                      ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                    (67,149)          (23,242)         (140,683)          (30,388)

COSTS RELATED TO SALE OF LIMITED
    PARTNERSHIP INTEREST (Note 2)                                                          (300,000)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     4,439             4,439           136,872            43,219
                                                      ---------         ---------         ---------         ---------

NET (LOSS) INCOME                                     $ (62,710)        $ (18,803)        $(303,811)        $  12,831
                                                      =========         =========         =========         =========


NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                    $      (1)        $      (1)        $     (23)        $       1
                                                      =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                          General            Limited
                                          Partners           Partners              Total
                                        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                            13,202
                                                            ===========


EQUITY (DEFICIENCY),
     January 1, 2000                    $  (220,794)        $ 5,343,774         $ 5,122,980

     Distributions                                                                        0

     Net loss for the six months
     ended June 30, 2000                       (627)            (62,083)            (62,710)
                                        -----------         -----------         -----------

EQUITY (DEFICIENCY),
     June 30, 2000                      $  (221,421)        $ 5,281,691         $ 5,060,270
                                        ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                  2000                1999
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                              $   (62,710)        $  (303,811)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Increase in other assets                                 --             (30,000)
              Decrease in accounts payable and
                 interest payable                                  31,338            (387,221)
                                                              -----------         -----------

                 Net cash used in operating activities            (31,372)           (721,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sale proceeds                                                  --           5,860,300

CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to partners                                      --          (7,860,958)
                                                              -----------         -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                         (31,372)         (2,721,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  5,169,423           7,609,491
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 5,138,051         $ 4,887,801
                                                              ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

       Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for the periods presented.

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

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 7 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of June 30, 2000, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

       The Partnership has no carrying value in investments in limited partnerships as of June 30, 2000 and December 31, 1999:

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                               Six months       Three months       Six months       Three months
                                  ended             ended             ended            ended
                              June 30, 2000     June 30, 2000     June 30, 1999     June 30, 1999
                              -------------     -------------     -------------     -------------
        REVENUES
         Rental and other      $ 2,466,000       $ 1,233,000       $ 3,150,000       $ 1,575,000
                               -----------       -----------       -----------       -----------

        EXPENSES
         Depreciation              406,000           203,000           566,000           283,000
         Interest                  764,000           382,000           990,000           495,000
         Operating               1,340,000           670,000         1,098,000         1,049,000
                               -----------       -----------       -----------       -----------

                                 2,510,000         1,255,000         3,654,000         1,827,000
                               -----------       -----------       -----------       -----------

         Net loss              $   (44,000)      $   (22,000)      $  (504,000)      $  (252,000)
                               ===========       ===========       ===========       ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,860,300 which was collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $58,000 and $70,000 for the six months ended June 30, 2000 and 1999, respectively.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $6,000 and $6,500 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 2000, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


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

       On December 30, 1998, after obtaining the consent of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $5,860,300 which was collected in 1999. In March 1999, the Partnership made cash distributions of $7,781,697 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)


                        By: National Partnership Investments Corp.,
                            General Partner



                             /s/ BRUCE NELSON
                            ---------------------------------
                            Bruce Nelson
                            President


                            Date: August 21, 2000
                                 ------------------------


                             /s/ PAUL PATIERNO
                            ---------------------------------
                            Paul Patierno
                            Chief Financial Officer


                            Date: August 21, 2000
                                 ------------------------