Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2000-11-14
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, September 30, 2000 and December 31, 1999.......................1

              Statements of Operations,
                    Nine and Three Months Ended September 30, 2000 and 1999 .................2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 2000 ....................................3

              Statements of Cash Flows,
                    Nine Months Ended September 30, 2000 and 1999 ...........................4

              Notes to Financial Statements .................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................................11

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................13

      Item 6.  Exhibits and Reports on Form 8- K ...........................................13

      Signatures............................................................................14

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                      2000
                                                   (Unaudited)          1999
                                                   -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $        --       $        --

CASH AND CASH EQUIVALENTS (Note 1)                   5,331,590         5,169,423
                                                   -----------       -----------


          TOTAL ASSETS                             $ 5,331,590       $ 5,169,423
                                                   ===========       ===========




                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                              $    54,552       $    46,443
                                                   -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (219,253)         (220,794)
     Limited partners                                5,496,291         5,343,774
                                                   -----------       -----------

                                                     5,277,038         5,122,980
                                                   -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                             $ 5,331,590       $ 5,169,423
                                                   ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                   Nine months        Three months      Nine months       Three months
                                                      ended              ended             ended              ended
                                                 Sept. 30, 2000      Sept. 30, 2000    Sept. 30, 1999     Sept. 30, 1999
                                                  -------------      -------------     -------------      -------------
INTEREST INCOME                                     $ 210,097          $  76,700         $ 138,474          $  55,868
                                                    ---------          ---------         ---------          ---------

OPERATING EXPENSES:
    Legal and accounting                               93,340              2,700            80,515              2,134
    Management fees - general partner (Note 3)         95,039             36,873           105,255             35,085
    Administrative  (Note 3)                           55,485              3,745           106,209             31,471
                                                    ---------          ---------         ---------          ---------

TOTAL OPERATING EXPENSES                              243,864             43,318           291,979             68,690
                                                    ---------          ---------         ---------          ---------

LOSS FROM OPERATIONS                                  (33,767)            33,382          (153,505)           (12,822)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                 187,825            183,386           200,042             63,170

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS                                --                 --                --                 --
                                                    ---------          ---------         ---------          ---------

NET INCOME                                          $ 154,058          $ 216,768         $  46,537          $  50,348
                                                    =========          =========         =========          =========


NET INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                  $      12          $      16         $       4          $       4
                                                    =========          =========         =========          =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                          General          Limited
                                          Partners         Partners         Total
                                         ----------       ----------      ----------
PARTNERSHIP INTERESTS                                         13,190
                                                          ==========


EQUITY (DEFICIENCY),
     January 1, 2000                     $ (220,794)      $5,343,774      $5,122,980

     Net income for the nine months
     ended September 30, 2000                 1,541          152,517         154,058
                                         ----------       ----------      ----------

EQUITY (DEFICIENCY),
     September 30, 2000                  $ (219,253)      $5,496,291      $5,277,038
                                         ==========       ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                            2000             1999
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                        $   154,058      $    46,537
       Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
             Increase in other assets                                             --          (80,000)
             Increase (decrease) in accounts payable and
                interest payable                                               8,109         (388,767)
                                                                         -----------      -----------

                Net cash provided by (used in) operating activities          162,167         (422,230)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in due from affiliate                                             --         (300,000)
       Sale proceeds                                                              --        5,860,300
                                                                         -----------      -----------

                Net cash provided by investing activities                         --        5,560,300
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                                  --       (7,860,958)
                                                                         -----------      -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         162,167       (2,722,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,169,423        7,609,491
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 5,331,590      $ 4,886,603
                                                                         ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine and months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 7 limited partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of September 30, 2000, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of September 30, 2000 and December 31, 1999.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                   Nine months        Three months        Nine months         Three months
                                     ended                ended              ended                ended
                                 Sept. 30, 2000      Sept. 30, 2000      Sept.30, 1999       Sept. 30, 1999
                                 --------------      --------------      -------------       --------------
        REVENUES
           Rental and other        $ 3,698,000         $ 1,233,000         $ 4,725,000         $ 1,575,000
                                   -----------         -----------         -----------         -----------

        EXPENSES
           Depreciation                610,000             203,000             849,000             283,000
           Interest                  1,145,000             382,000           1,485,000             495,000
           Operating                 2,010,000             670,000           3,147,000           1,049,000
                                   -----------         -----------         -----------         -----------

                                     3,765,000           1,255,000           5,481,000           1,827,000
                                   -----------         -----------         -----------         -----------

           Net loss                $   (67,000)        $   (22,000)        $  (756,000)        $  (252,000)
                                   ===========         ===========         ===========         ===========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $95,000 and $105,000 for the nine months ended September 30, 2000 and 1999, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $8,300 and $9,800 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The Partnership's Corporate General Partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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


                                     REAL ESTATE ASSOCIATES LIMITED IV
                                     (a California limited partnership)


                                     By: National Partnership Investments Corp.,
                                         its General Partner



                                         By:  /s/ BRUCE NELSON
                                             -----------------------------------
                                             Bruce Nelson
                                             President


                                         Date:  November 14, 2000
                                              ----------------------------------



                                         By:  /s/ BRIAN H. SHUMAN
                                             -----------------------------------
                                             Brian H. Shuman
                                             Chief Financial Officer



                                         Date:  November 14, 2000
                                              ----------------------------------