Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2001-03-30
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

REAL IV holds limited partnership interests in 7 local limited partnerships as of December 31, 2000, after having 2 properties foreclosed during 2000 and selling its interests in 20 limited partnerships in 1998. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2000, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                                     Units Authorized
                                                        For Rental
                                                     Assistance Under
                                                       Section 8/or
                                                        Other Rent                      Percentage of
                                        No. of          Supplement          Units         Total Units
Name and Location                       Units             Program         Occupied         Occupied
-----------------                       ------       ---------------      --------         --------
Branford Elderly II
  Branford, CT                             44                  44/  0        44              100%

Daniel Scott Commons
  Chester, PA                              72                  72/  0        65               90%

Ninety-Five Vine Street
  Hartford, CT                             31                  31/  0        31              100%

Oakridge Park Apartments
  North Biloxi, MS                         40                   0/  0        39               97%

One Madison Avenue
  Madison, ME                              27                  27/  0        26               96%

Scituate Vista
  Cranston, RI                            232                 230/  0       227               98%

Village of Albany/
Village of Brodhead
  Albany & Brodhead, WI                    32                   0/ 25        26               81%
                                        -----               ---------     -----

TOTALS                                    478                 404/ 25       458               96%
                                        =====               =========     ======

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL IV holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2000, the Partnership's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL IV.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 2,444 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership has made distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

ITEM 6.     SELECTED FINANCIAL DATA:

                                                                   Year Ended December 31,
                                 --------------------------------------------------------------------------------------

                                     2000              1999                1998              1997               1996
                                 ------------      ------------       --------------     ------------       -----------
Income (Loss) From Operations    $      2,518      $   (176,559)      $ (1,114,270)      $   (643,236)      $   (636,501)

Gain on Sale of Limited
   Partnership Interests                   --                --          5,096,902                 --                 --

Distributions From
   Limited Partnerships
   Recognized as Income               187,825           159,512          1,316,421          1,406,888          1,107,630

Equity in (Loss) Income
   of Limited Partnerships
   and Amortization of
   Acquisition Costs                       --           (91,899)        (1,609,650)           355,483            483,414
                                 ------------      ------------       ------------       ------------       ------------

Net (Loss) Income                $    190,343      $   (108,946)      $  3,689,403       $  1,119,135       $    954,543
                                 ============      ============       ============       ============       ============

Net (Loss) Income per Limited
   Partnership Interest          $         14      $         (8)      $        277       $         84       $         72
                                 ============      ============       ============       ============       ============


Total assets                     $  5,328,036      $  5,169,423       $ 13,481,690       $ 10,896,957       $  9,774,550
                                 ============      ============       ============       ============       ============

Investments in Limited
   Partnerships                  $         --      $         --       $         --       $  3,374,262       $  3,098,674
                                 ============      ============       ============       ============       ============

Notes Payable                    $         --      $         --       $         --       $  1,042,524       $  1,230,743
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

At December 31, 2000, the Partnership has investments in 9 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 80% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2000 and 1998, the Partnership does not have a positive investment balance in any local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the local partnerships that was allocated to the Partnership were $6,159,000, ($87,000) and $23,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of approximately $0, ($92,000) and $1,200,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the loss recorded by the Partnership in 1998 includes an impairment losses of approximately $2,810,000 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $1,371,000 and $7,638,000 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $188,000, $160,000 and $1,316,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions have decreased as a result of the sale of certain partnership interests in 1998.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $5,328,036, $5,169,423, $7,609,491, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has increased as a result of increasing cash and cash equivalent balances. This resulted in the Partnership earning $291,551, $188,935 and $353,645 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $505,392 for 1998 to $122,820 and $111,125 for 2000 and 1999.

Until the sale of the partnership interests on December 30, 1998, the Partnership was obligated on non-recourse notes payable of $1,042,524 which bore interest at 10 percent per annum and had principal maturities ranging from 2015 to 2022. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Interest expense was $119,252 for the year ended December 31, 1998. The Partnership was relieved of these notes in connection with the sale of the partnership interests.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548 and $584,565 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $100,377, $97,739 and $130,203 for the years ended December 31, 2000 and 1999 and 1998, respectively. Administrative expenses were $65,836, $156,626 and $713,068 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $10,688, $13,080 and $37,680 for the years ended December 31, 2000, 1999 and
1998, respectively. Also included in administrative expenses for 2000, 1999 and 1998 is $0, $85,548 and $584,565, respectively, related to the aforementioned third party review of the properties owned by the local partnerships.

Revenues and expenses of the local limited partnerships decreased during the years ended December 31, 2000 and 1999 as compared to 1998, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $23,684,000 for the year ended December 31, 1998, to $4,689,000 and $4,931,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $23,661,000 for the year ended December 31, 1998, to $4,466,000 and $5,021,000 for the years ended December 31, 2000 and 1999, respectively.

The total net income (loss) for the local partnerships for 2000, 1999 and 1998 aggregated approximately $6,300,000, $(90,000) and $23,000, respectively. Included in total net income for 2000 are gains of $6,077,000 on the foreclosure of two properties. The income (loss) allocated to the Partnership was approximately $6,159,000, $(87,000) and $23,000 for 2000, 1999 and 1998,
respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 9 percent of the total net income of the Partnership for the year ended December 31, 1998, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                          2000            1999
                                                       -----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $        --     $        --

CASH AND CASH EQUIVALENTS (Note 1)                       5,328,036       5,169,423
                                                       -----------     -----------

          TOTAL ASSETS                                 $ 5,328,036     $ 5,169,423
                                                       ===========     ===========


       LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                  $    14,713     $    46,443
                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                     (218,891)       (220,794)
     Limited partners                                    5,532,214       5,343,774
                                                       -----------     -----------

                                                         5,313,323       5,122,980
                                                       -----------     -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                    $ 5,328,036     $ 5,169,423
                                                       ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000           1999           1998
                                                       -----------    -----------     -----------
INTEREST AND OTHER INCOME                              $   291,551    $   188,935     $   353,645
                                                       -----------    -----------     -----------

OPERATING EXPENSES:
    Legal and accounting                                   100,377         97,739         130,203
    Management fees - general partner (Note 3)             122,820        111,125         505,392
    Interest (Note 2)                                           --             --         119,252
    Administrative  (Note 3)                                65,836        156,630         713,068
                                                       -----------    -----------     -----------

TOTAL OPERATING EXPENSES                                   289,033        365,494       1,467,915
                                                       -----------    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                                2,518       (176,559)     (1,114,270)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                        --             --       5,096,902

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      187,825        159,512       1,316,421

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
      AND AMORTIZATION OF ACQUISITION
      COSTS (Note 2)                                            --        (91,899)     (1,609,650)
                                                       -----------    -----------     -----------

NET INCOME (LOSS)                                      $   190,343    $  (108,946)    $ 3,689,403
                                                       ===========    ===========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $        14    $        (8)    $       277
                                                       ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 General          Limited
                                 Partners         Partners          Total
                               ------------     ------------     ------------
EQUITY (DEFICIENCY),
   January 1, 1998             $   (177,996)    $  9,581,477     $  9,403,481

   Net income for 1998               36,894        3,652,509        3,689,403
                               ------------     ------------     ------------

EQUITY (DEFICIENCY),
   December 31, 1998               (141,102)      13,233,986       13,092,884

   Distributions                    (78,603)      (7,782,355)      (7,860,958)

   Net loss for 1999                 (1,089)        (107,857)        (108,946)
                               ------------     ------------     ------------

EQUITY (DEFICIENCY),
   December 31, 1999               (220,794)       5,343,774        5,122,980

   Net loss for 2000                  1,903          188,440          190,343
                               ------------     ------------     ------------

EQUITY (DEFICIENCY),
   December 31, 2000           $   (218,891)    $  5,532,214     $  5,313,323
                               ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                            2000             1999            1998
                                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   190,343     $  (108,946)    $ 3,689,403
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Gain on sale of partnership interests                                    --              --      (5,096,902)
         Equity in loss of limited partnerships and amorti-
             zation of additional basis and acquisition costs                     --          91,899       1,609,650
         Decrease in other assets                                                 --          11,899          80,000
         Decrease in accrued interest payable                                     --              --         (92,580)
         (Decrease) increase in accounts payable                             (31,730)       (342,363)        257,955
                                                                         -----------     -----------     -----------

             Net cash provided by (used in) operating activities             158,613        (347,511)        447,526
                                                                         -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Costs related to sale of Partnership interests                                --              --        (543,578)
    Capital contributions                                                         --         (91,899)       (102,500)
    Distributions from limited partnerships
         recognized as return of capital                                          --              --         377,247
    Proceeds from the sale of limited partnershjp interests                       --       5,860,300              --
                                                                         -----------     -----------     -----------

           Net cash provided by (used in) investing activities                    --       5,768,401        (268,831)
                                                                         -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                     --      (7,860,958)             --
                                                                         -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                        158,613      (2,440,068)        178,695

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                      5,169,423       7,609,491       7,430,796
                                                                         -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                          $ 5,328,036     $ 5,169,423     $ 7,609,491
                                                                         ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
       Cash paid during the year for interest                            $        --     $        --     $   211,832
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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited IV (the Partnership) was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates ("NAPIA"), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

        Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan
        I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

        Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Net (Loss) Income Per Limited Partnership Interest

        Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for all years presented.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 7 limited partnerships as of December 31, 2000 and 1999, after having 2 properties foreclosed during 2000 and selling its interests in 20 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 80 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $1,371,000 and $7,638,000 as of December 31, 2000 and 1999, respectively.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The Partnership has no carrying value in investments in limited partnerships as of December 31, 2000 and 1999.

        The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                          2000            1999
                                                         -------      -------
                                                                (in thousands)
        Land and buildings, net                          $10,845     $ 12,726
                                                         =======     ========

        Total assets                                     $15,824     $ 17,464
                                                         =======     ========

        Mortgages payable                                $14,059     $ 19,123
                                                         =======     ========

        Total liabilities                                $14,914     $ 22,719
                                                         =======     ========

        Deficiency of Real Estate Associates
          Limited IV                                     $   994     $ (5,085)
                                                         =======     ========

        Deficiency of other partners                     $   (84)    $   (170)
                                                         =======     ========

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                   Statements of Operations

                                                   2000       1999        1998
                                                  -------    -------     -------
                                                          (in thousands)
Total revenue                                     $ 4,689    $ 4,931     $23,684
                                                  =======    =======     =======

Interest expense                                  $ 1,361    $ 1,527     $ 7,733
                                                  =======    =======     =======

Depreciation                                      $   727    $   813     $ 4,319
                                                  =======    =======     =======

Total expenses                                    $ 4,466    $ 5,021     $23,661
                                                  =======    =======     =======

Net income (loss), including gain of
  $6,077,000 on foreclosure of two
  properties in 2000                              $ 6,300    $   (90)    $    23
                                                  =======    =======     =======

Net income (loss) allocable to the Partnership    $ 6,159    $   (87)    $    23
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

        During the year ended December 31, 2000, two properties were foreclosed, which resulted in a gain to the related limited partnerships of approximately $6,077,000.

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in two of the limited partnerships included above, and another affiliate received property management fees of 5 percent of their revenue. Subsequent to sale of certain partnership interests, an affiliate of NAPICO is the general partner in one of the limited partnerships, and its property is managed by another affiliate. The affiliate received property management fees of approximately $14,942, $15,980 and $154,000 in 2000, 1999 and 1998,
        respectively. The following sets forth the significant data for the partnerships, in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                   2000       1999        1998
                                                  -------    -------     -------
                                                          (in thousands)
Total assets                                      $ 1,293    $ 1,378
                                                  =======    =======

Total liabilities                                 $ 1,476    $ 1,443
                                                  =======    =======

Equity (Deficiency) of Real Estate Associates
  Limited IV                                      $  (218)   $  (101)
                                                  =======    =======

Equity (Deficiency) of other partners             $    35    $    36
                                                  =======    =======

Total revenue                                     $   288    $   288     $  296
                                                  =======    =======     ======

Net income (loss)                                 $  (117)   $  (117)    $   (5)
                                                  =======    =======     ======

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548 and $584,565 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $10,688, $13,080 and $37,680 in 2000, 1999
        and 1998, respectively, and is included in operating expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships,

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

4.      CONTINGENCIES (CONTINUED)

        owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the (loss) income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in (loss) income of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               Year Ended December 31, 2000
                                    -----------------------------------------------------------------------------
                                                                     Cash
                                      Balance         Capital       Distri-           Equity           Balance
                                      January         Contri-       butions             in             December
Limited Partnerships                  1, 2000         butions       Received       Income (Loss)       31, 2000
----------------------------        -----------     -----------   ------------   -----------------   ------------
Branford Elderly II                  $       -       $       -     $        -     $             -     $        -

Daniel Scott Commons

Ninety-Five Vine St.

Oakridge Park Apts.

One Madison

Queensbury Heights *

Scituate Vista

Village of Albany/Brodhead

Wright Park Phase II *
                                     ----------      ----------    -----------    ----------------    -----------

                                     $       -       $       -     $        -     $             -     $        -
                                     ==========      ==========    ===========    ================    ===========



       *        Foreclosed during the year

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    Year Ended December 31, 1999
                                         --------------------------------------------------------------------------------
                                                                           Cash
                                           Balance        Capital         Distri-           Equity             Balance
                                           January        Contri-         butions              in              December
Limited Partnerships                       1, 1999        butions         Received        Income (Loss)        31, 1999
--------------------------------         -----------    -----------     ------------    -----------------    ------------
Branford Elderly II                      $              $               $               $                    $         -

Daniel Scott Commons

Ninety-Five Vine St.                              -         91,899                               (91,899)              -

Oakridge Park Apts.

One Madison

Queensbury Heights

Scituate Vista

Village of Albany/Brodhead

Wright Park Phase II
                                         -----------    -----------     ------------    -----------------    ------------

                                         $              $   91,899      $               $        (91,899)    $         -
                                         ===========    ===========     ============    =================    ============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          Year Ended December 31, 1998
                                         ------------------------------------------------------------------------------------------
                                                                          Cash
                                           Balance      Capital         Distri-             Equity                       Balance
                                           January      Contri-        butions                in                         December
Limited Partnerships                       1, 1998      butions        Received          Income (Loss)       Sale        31, 1998
--------------------------------         -----------  -----------    ----------------  -----------------   --------    ------------
Alliance Towers *                        $            $              $                 $                   $             $       -
Antelope Village Apts. *                                                    (139,183)           139,183
Armitage Commons *
Barnesboro Family Project *                  225,875                         (24,924)           (40,777)      (160,174)          -
Baughman Towers *
Beacon Hill/Hillsdale Place *
Branford Elderly II                          243,286                         (11,961)          (231,325)                         -
Buckingham Apts. *
Coatesville Towers *                                                        (137,541)           137,541                          -
Daniel Scott Commons
Ethel Arnold Bradley *                       292,946      102,500            (12,959)            85,464       (467,951)          -
Glen Oaks Townhomes *
Lakeland Place *                             181,345                         (37,632)           124,589       (268,302)          -
Loch Haven Apts. *                           456,781                         (13,047)           149,704       (593,438)          -
Ninety-Five Vine St.
Oakridge Park Apts.
O'Fallon Apts. *
One Madison
Pacific Coast Villa *
Queensbury Heights
Rosewood Apts. *
Sandwich Apts. *
Scituate Vista                             1,974,029                                         (1,974,029)                         -
Sterling Village *
Villa del Sol *
Village of Albany/Brodhead
Vista Chino Park *
Wasco Arms Apts. *
Wright Park Phase II
                                         -----------  -----------    ---------------   -----------------   ------------  ----------

                                         $ 3,374,262  $   102,500    $      (377,247)  $     (1,609,650)   $(1,489,865)  $        -
                                         ===========  ===========    ================  =================   ============  ==========


* Sold to the Operating Partnership on December 30, 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       INVESTMENT IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED IV
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 2000

                                                                      Buildings,
                         Number of   Outstanding                    Furnishing and                    Accumulated     Construction
Partnership/Location       Units    Mortgage Loan        Land         Equipment          Total        Depreciation      Period
Branford Elderly II         44      $ 1,300,538     $   306,089      $ 1,822,940      $ 2,129,029     $   756,860       1982-1983
  Branford, CT
Daniel Scott Commons        72        3,130,353          91,864        3,930,719        4,022,583       1,829,800       1982-1983
  Chester, PA
Oakridge Park Apts          40          952,012          40,000        1,209,834        1,249,834       1,106,315       1982-1983
  North Biloxi, Ms
One Madison Avenue          27          842,780          83,750        1,121,346        1,205,096         708,503       1982-1983
  Madison, ME
Scituate Vista             232        5,598,776         414,914       10,252,520       10,667,434       5,777,722       1981-1983
  Cranston, RI
Village of Albany/          32        1,041,617          59,850        1,197,571        1,257,421         686,487       1982-1983
  Albany & Brodhead, WI
95 Vine Street              31        1,192,619         280,000        1,742,796        2,022,796         843,847       1982-1983
  Hartford, CT
                           ---      -----------     -----------      -----------      -----------     -----------

TOTAL                      478      $14,058,695     $ 1,276,467      $21,277,726      $22,554,193     $11,709,534
                           ===      ===========     ===========      ===========      ===========     ===========


(A) This projected was completed when REAL IV entered the local partnership

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 2000

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

                  3.       Investments in property and equipment:

                                                              Buildings,
                                                             Furnishings,
                                                                And
                                          Land                Equipment               Total
                                      -------------         -------------         -------------
Balance, January 1, 1998              $  10,555,126         $ 120,376,654         $ 130,931,780

Net additions during 1998                   (88,797)              633,225               544,428

Sale of properties during 1998           (9,122,332)          (93,247,737)         (102,370,069)
                                      -------------         -------------         -------------

Balance, December 31, 1998                1,343,997            27,762,142            29,106,139

Net additions during 1999                        --               336,726               336,726
                                      -------------         -------------         -------------

Balance, December 31, 1999                1,343,997            28,098,868            29,442,865

Net additions during 2000                        --                66,401                66,401

Foreclosed properties in 2000               (67,530)           (6,887,543)           (6,955,073)
                                      -------------         -------------         -------------

Balance, December 31, 2000            $   1,276,467         $  21,277,726         $  22,554,193
                                      =============         =============         =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED IV
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL IV HAS INVESTMENTS
                                DECEMBER 31, 2000

                                        Buildings
                                        Furnishings
                                       and Equipment
                                       -------------
Accumulated Depreciation:
------------------------
Balance, January 1, 1998                71,899,783

Net additions during 1998                3,982,518

Sale of properties during 1998         (60,339,330)
                                      ------------

Balance, December 31, 1998              15,542,971

Net additions during 1999                1,173,757
                                      ------------

Balance, December 31, 1999              16,716,728

Net additions during 2000                  707,733

Foreclosed properties in 2000           (5,714,927)
                                      ------------

Balance, December 31, 2000            $ 11,709,534
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Board of Directors and Chief Executive Officer of Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

(b)    At December 31, 2000, security ownership of management is as listed:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $122,820, $111,125 and $505,392 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $10,688, $13,080 and $37,680 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in two of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of approximately $154,000 in 1998.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED IV, REAL ESTATE ASSOCIATES II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES IV AND REAL ESTATE ASSOCIATES II HAVE INVESTMENTS:

Schedule - Investment in Limited Partnerships, December 31, 2000, 1999 and 1998.

Schedule III - Real Estate and accumulated Depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner



       /s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



       /s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President



        /s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director



        /s/ BRIAN H. SHUMAN
--------------------------------------
Brian H. Shuman
Chief Financial Officer