Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2001-05-15
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets, March 31, 2001 and December 31, 2000 ..................      1

              Statements of Operations,
                    Three Months Ended March 31, 2001 and 2000 ......................      2

              Statement of Partners' Equity (Deficiency),
                    Three Months Ended March 31, 2001 ...............................      3

              Statements of Cash Flows,
                    Three Months Ended March 31, 2001 and 2000 ......................      4

              Notes to Financial Statements .........................................      5

      Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............................     10

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings .....................................................     12

      Item 6. Exhibits and Reports on Form 8- K .....................................     12

      Signatures ....................................................................     13

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                              2001                 2000
                                                                          (Unaudited)            (Audited)
                                                                          -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                              $        --           $        --

CASH AND CASH EQUIVALENTS (Note 1)                                          5,339,580             5,328,036
                                                                          -----------           -----------

          TOTAL ASSETS                                                    $ 5,339,580           $ 5,328,036
                                                                          ===========           ===========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                                     $     2,553           $    14,713
                                                                          -----------           -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                        (218,654)             (218,891)
     Limited partners                                                       5,555,681             5,532,214
                                                                          -----------           -----------

                                                                            5,337,027             5,313,323
                                                                          -----------           -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                    $ 5,339,580           $ 5,328,036
                                                                          ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                           2001               2000
                                                        ---------          ---------
INTEREST INCOME                                         $  65,244          $  62,567
                                                        ---------          ---------

OPERATING EXPENSES:
    Legal and accounting                                   15,475             66,682
    Management fees - general partner (Note 3)             22,408             27,781
    Administrative  (Note 3)                               11,157             12,012
                                                        ---------          ---------

TOTAL OPERATING EXPENSES                                   49,040            106,475
                                                        ---------          ---------

INCOME (LOSS) FROM OPERATIONS                              16,204            (43,908)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       7,500                 --
                                                        ---------          ---------


NET INCOME (LOSS)                                       $  23,704          $ (43,908)
                                                        =========          =========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                  $       2          $      (3)
                                                        =========          =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                 General              Limited
                                                 Partners             Partners              Total
                                                ----------           ----------          ----------
PARTNERSHIP INTERESTS                                                    13,202
                                                                     ==========

EQUITY (DEFICIENCY),
       January 1, 2001                          $ (218,891)          $5,532,214          $5,313,323

       Net income for the three months
       ended March 31, 2001                            237               23,467              23,704
                                                ----------           ----------          ----------

EQUITY (DEFICIENCY),
       March 31, 2001                           $ (218,654)          $5,555,681          $5,337,027
                                                ==========           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                    2001                   2000
                                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $    23,704           $   (43,908)
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           (Decrease) increase in accounts payable                                   (12,160)               30,810
                                                                                 -----------           -----------

              Net cash provided by (used in) operating activities                     11,544               (13,098)
                                                                                 -----------           -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  11,544               (13,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,328,036             5,169,423
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 5,339,580           $ 5,156,325
                                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       NET INCOME PER LIMITED PARTNERSHIP INTEREST

       Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 13,202 for the periods presented

       CASH AND CASH EQUIVALENTS

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 7 limited partnerships, after having 2 properties foreclosed during 2000. The limited partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The Partnership has no carrying value in investment in limited partnerships as of March 31, 2001 and 2000.

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                    Three months         Three months
                                       ended                 ended
                                   March 31, 2001       March 31, 2000
                                   --------------       --------------
       REVENUES
         Rental and other           $ 1,172,000          $ 1,233,000
                                    -----------          -----------

       EXPENSES
         Depreciation                   182,000              203,000
         Interest                       340,000              382,000
         Operating                      595,000              670,000
                                    -----------          -----------

                                      1,117,000            1,255,000
                                    -----------          -----------

         Net income (loss)          $    55,000          $   (22,000)
                                    ===========          ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $22,000 and $28,000 for the three months ended March 31, 2001 and 2000, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,900 and $3,300 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 4 - CONTINGENCIES (CONTINUED)

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

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:  MAY 15, 2001
                                        ----------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer


                                   Date:  MAY 15, 2001
                                        ----------------------------------------