Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2001-08-14
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, June 30, 2001 and December 31, 2000 .........       1

              Statements of Operations,
                    Six and Three Months Ended June 30, 2001 and 2000 .....       2

              Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 2001 ........................       3

              Statements of Cash Flows,
                    Six Months Ended June 30, 2001 and 2000 ...............       4

              Notes to Financial Statements ...............................       5

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................      12

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ..........................................      15

      Item 6.  Exhibits and Reports on Form 8- K ..........................      15

      Signatures ..........................................................      16

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                       2001
                                                                    (Unaudited)          2000
                                                                    -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $        --       $        --

CASH AND CASH EQUIVALENTS                                             5,352,976         5,328,036
                                                                    -----------       -----------


          TOTAL ASSETS                                              $ 5,352,976       $ 5,328,036
                                                                    ===========       ===========


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                                    12,713            14,713
                                                                    -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                  (218,622)         (218,891)
     Limited partners                                                 5,558,885         5,532,214
                                                                    -----------       -----------

                                                                      5,340,263         5,313,323
                                                                    -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                              $ 5,352,976       $ 5,328,036
                                                                    ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                       Six months    Three months   Six months     Three months
                                                          ended         ended          ended           ended
                                                     June 30, 2001  June 30, 2001  June 30, 2000  June 30, 2000
                                                        --------      --------       ---------       --------
INTEREST INCOME                                         $112,045      $ 46,801       $ 133,397       $ 70,829
                                                        --------      --------       ---------       --------

OPERATING EXPENSES:
    Legal and accounting                                  33,268        17,793          97,382         30,700
    Management fees - general partner (Note 3)            44,815        22,407          58,166         30,385
    Administrative  (Note 3)                              26,223        15,066          44,998         32,986
                                                        --------      --------       ---------       --------

TOTAL OPERATING EXPENSES                                 104,306        55,266         200,546         94,071
                                                        --------      --------       ---------       --------

INCOME (LOSS) FROM OPERATIONS                              7,739        (8,465)        (67,149)       (23,242)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     19,201        11,701           4,439          4,439
                                                        --------      --------       ---------       --------

NET INCOME (LOSS)                                       $ 26,940      $  3,236       $ (62,710)      $(18,803)
                                                        ========      ========       =========       ========


NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                      $      2      $      0       $      (5)      $     (1)
                                                        ========      ========       =========       ========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                        General          Limited
                                        Partners         Partners          Total
                                        ---------       ----------      ----------
PARTNERSHIP INTERESTS                                       13,202
                                                        ==========


EQUITY (DEFICIENCY),
     January 1, 2001                    $(218,891)      $5,532,214      $5,313,323

     Net income for the six months
     ended June 30, 2001                      269           26,671          26,940
                                        ---------       ----------      ----------

EQUITY (DEFICIENCY),
     June 30, 2001                      $(218,622)      $5,558,885      $5,340,263
                                        =========       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                            2001              2000
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                 $    26,940       $   (62,710)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
              Decrease in accounts payable and
                 interest payable                                              (2,000)           31,338
                                                                          -----------       -----------

                 Net cash provided by (used in) operating activities           24,940           (31,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              5,328,036         5,169,423
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 5,352,976       $ 5,138,051
                                                                          ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                  JUNE 30, 2001


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

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 7 limited partnerships, located in 6 different states. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA
        II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of June 30, 2001, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

        Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $1,261,000 and $1,371,000 as of June 30, 2001 and December 31, 2000, respectively

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The Partnership has no carrying value in investments in limited partnerships as of June 30, 2001 and December 31, 2000.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                        Six months     Three months     Six months       Three months
                          ended           ended            ended             ended
                      June 30, 2001   June 30, 2001    June 30, 2000     June 30, 2000
                        ----------      ----------      -----------       -----------
REVENUES
 Rental and other       $2,344,000      $1,172,000      $ 2,466,000       $ 1,233,000
                        ----------      ----------      -----------       -----------

EXPENSES
 Depreciation              364,000         182,000          406,000           203,000
 Interest                  680,000         340,000          764,000           382,000
 Operating               1,190,000         595,000        1,340,000           670,000
                        ----------      ----------      -----------       -----------

                         2,234,000       1,117,000        2,510,000         1,255,000
                        ----------      ----------      -----------       -----------

 Net income (loss)      $  110,000      $   55,000      $   (44,000)      $   (22,000)
                        ==========      ==========      ===========       ===========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $7,493 for the six months ended June 30, 2001.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA", which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $44,815 and $58,166 for the six months ended June 30, 2001 and 2000, respectively.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $5,640 and $6,020 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        The managing general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in June 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

        RESULTS OF OPERATIONS

        Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the managing general partner.

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

                                  JUNE 30, 2001


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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

The Partnership's managing general partner is involved in various lawsuits. None of these are related to REAL IV.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                                  REAL ESTATE ASSOCIATES LIMITED IV
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.,
                                       General Partner



                                       /s/ Bruce Nelson
                                       -------------------------------------
                                       Bruce Nelson
                                       President


                                  Date:  August 14, 2001
                                       -------------------------------------




                                       /s/ Brian H. Shuman
                                       -------------------------------------
                                       Brian H. Shuman
                                       Chief Financial Officer


                                  Date:  August 14, 2001
                                       -------------------------------------