Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2001-11-13
CIK 355573

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets, September 30, 2001 and December 31, 2000.......................1

              Statements of Operations,
                    Nine and Three Months Ended September 30, 2001 and 2000 .................2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 2001 ....................................3

              Statements of Cash Flows,
                    Nine Months Ended September 30, 2001 and 2000 ...........................4

              Notes to Financial Statements .................................................5

      Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................................12

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings.............................................................14

      Item 6. Exhibits and Reports on Form 8-K..............................................14

      Signatures............................................................................15

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                      2001
                                                   (Unaudited)          2000
                                                   -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $        --       $        --

CASH AND CASH EQUIVALENTS                            5,322,045         5,328,036
                                                   -----------       -----------


          TOTAL ASSETS                             $ 5,322,045       $ 5,328,036
                                                   ===========       ===========


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                    7,025            14,713
                                                   -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (218,874)         (218,891)
     Limited partners                                5,533,894         5,532,214
                                                   -----------       -----------

                                                     5,315,020         5,313,323
                                                   -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                             $ 5,322,045       $ 5,328,036
                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                    Nine months     Three months      Nine months      Three months
                                                       ended            ended            ended            ended
                                                   Sept 30, 2001    Sept 30, 2001    Sept 30, 2000    Sept 30, 2000
                                                   -------------    -------------    -------------    -------------
INTEREST INCOME                                     $  161,590       $   49,545       $  210,097       $   76,700
                                                    ----------       ----------       ----------       ----------

OPERATING EXPENSES:
    Legal and accounting                                46,452           13,184           93,340            2,700
    Management fees - general partner (Note 3)          67,222           22,407           95,039           36,873
    Administrative (Note 3)                             44,318           18,095           55,485            3,745
                                                    ----------       ----------       ----------       ----------

TOTAL OPERATING EXPENSES                               157,992           53,686          243,864           43,318
                                                    ----------       ----------       ----------       ----------

INCOME (LOSS) FROM OPERATIONS                            3,598           (4,141)         (33,767)          33,382

EQUITY IN LOSS OF LIMITED
   PARTNERSHIPS                                        (22,102)         (22,102)              --               --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   20,201            1,000          187,825          183,386
                                                    ----------       ----------       ----------       ----------

NET INCOME (LOSS)                                   $    1,697       $  (25,243)      $  154,058       $  216,768
                                                    ==========       ==========       ==========       ==========


NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                  $        0       $       (2)      $       12       $       16
                                                    ==========       ==========       ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                           General          Limited
                                           Partners         Partners         Total
                                          ----------       ----------      ----------
PARTNERSHIP INTERESTS                                          13,202
                                                           ==========


EQUITY (DEFICIENCY),
      January 1, 2001                     $ (218,891)      $5,532,214      $5,313,323

      Net income for the nine months
         ended September 30, 2001                 17            1,680           1,697
                                          ----------       ----------      ----------

EQUITY (DEFICIENCY),
      September 30, 2001                  $ (218,874)      $5,533,894      $5,315,020
                                          ==========       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                          2001              2000
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                     $     1,697       $   154,058
        Adjustments to reconcile net loss to net cash provided by
            operating activities:
              Equity in loss of limited partnerships                        22,102                --
              (Decrease) increase in accounts payable and
                 interest payable                                           (7,688)            8,109
                                                                       -----------       -----------

                 Net cash provided by operating activities                  16,111           162,167
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Advances to limited partnerships                                   (22,102)               --
                                                                       -----------       -----------

                Net cash used in investing activities                      (22,102)               --
                                                                       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (5,991)          162,167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           5,328,036         5,169,423
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 5,322,045       $ 5,331,590
                                                                       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

       Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 13,202 for the periods presented.

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

                            REAL ESTATE ASSOCIATES LIMITED IV
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

       The Partnership holds limited partnership interests in 7 limited partnerships, located in 6 different states. In addition, the Partnership holds a general partner interest in Real Estate Associates II ("REA II"), which in turn holds limited partner interests in 2 additional limited partnerships. NAPICO is also a general partner in REA II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA II, in 9 partnerships which owned as of September 30, 2001, residential low income rental projects consisting of 641 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $1,206,000 and $1,371,000 as of September 30, 2001 and December 31, 2000, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The Partnership has no carrying value in investments in limited partnerships as of September 30, 2001 and December 31, 2000.

                            REAL ESTATE ASSOCIATES LIMITED IV
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                    Nine months     Three months     Nine months       Three months
                                      ended            ended            ended             ended
                                  Sept. 30, 2001   Sept. 30, 2001   Sept.30, 2000     Sept. 30, 2000
                                  --------------   --------------   -------------     --------------
          REVENUES
             Rental and other      $ 3,516,000      $ 1,172,000      $ 3,698,000       $ 1,233,000
                                   -----------      -----------      -----------       -----------

          EXPENSES
             Depreciation              546,000          182,000          610,000           203,000
             Interest                1,020,000          340,000        1,145,000           382,000
             Operating               1,785,000          595,000        2,010,000           670,000
                                   -----------      -----------      -----------       -----------

                                     3,351,000        1,117,000        3,765,000         1,255,000
                                   -----------      -----------      -----------       -----------

             Net loss              $   165,000      $    55,000      $   (67,000)      $   (22,000)
                                   ===========      ===========      ===========       ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $11,240 for the nine months ended September 30, 2001.

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

                                   SEPTEMBER 30, 2001


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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $67,000 and $95,000 for the nine months ended September 30, 2001 and 2000, respectively.

                            REAL ESTATE ASSOCIATES LIMITED IV
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   SEPTEMBER 30, 2001


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $8,500 and $8,300 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

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

                                   SEPTEMBER 30, 2001


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

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in September 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

       RESULTS OF OPERATIONS

       Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

       Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .5 percent of investment assets is payable to the managing general partner. Management fees paid to the managing general partner decreased during 2001 due to the foreclosure of two properties during 2000.

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

                               SEPTEMBER 30, 2001


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

                               SEPTEMBER 30, 2001


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


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


                                   REAL ESTATE ASSOCIATES LIMITED IV
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date: November 13, 2001
                                         ---------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer



                                   Date: November 13, 2001
                                         ---------------------------------------