Form 10-K
period 2001-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2002-04-16
CIK 355573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number
0-12439

REAL ESTATE ASSOCIATES LIMITED IV

A California Limited Partnership

I.R.S. Employer Identification No. 95-3718731

9090 Wilshire Blvd., Suite 201, Beverly Hills, California 90211

Registrant’s Telephone Number, Including Area Code (310) 278-2191

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

Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS:

Real Estate Associates Limited IV (“REAL IV” or the “Partnership”) is a limited partnership which was formed under the laws of the State of California on August 24, 1981. On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.

The general partners of Real IV are National Partnership Investments Corp. (“NAPICO”), a California corporation (the “Corporate General Partner”), and National Partnership Investments Associates (“NAPIA”). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL IV is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO’s Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL IV holds limited partnership interests in 7 local limited partnerships as of December 31, 2001, after having 2 properties foreclosed during 2000 and selling its interests in 20 limited partnerships in 1998. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The partnerships in which REAL IV has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in these local limited partnerships pursuant to arm’s-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV’s liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL IV has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale, refinancing, etc.

Although each of the partnerships in which REAL IV has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 2001, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2001, of the projects owned by local limited partnerships in which REAL IV, either directly or indirectly, has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL IV HAS AN INVESTMENT
DECEMBER 31, 2001

		Units Authorized
		For Rental
		Assistance Under
		Section 8/or
		Other Rent		Percentage of
	No. of	Supplement	Units	Total Units
Name and Location	Units	Program	Occupied	Occupied

Branford Elderly II	44	44/ 0	44	100%
Branford, CT
Daniel Scott Commons	72	72/ 0	69	96%
Chester, PA
Ninety-Five Vine Street	31	31/ 0	31	100%
Hartford, CT
Oakridge Park Apartments	40	0/ 0	39	98%
North Biloxi, MS
One Madison Avenue	27	27/ 0	27	100%
Madison, ME
Scituate Vista	232	230/ 0	230	99%
Cranston, RI
Village of Albany/	32	0/ 25	26	81%
Village of Brodhead Albany & Brodhead, WI

TOTALS	478	404/25	466	97%

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL IV holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

As of December 31, 2001, the Partnership’s Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL IV.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 2,435 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership has made distributions of $7,782,355 to the limited partners and $78,603 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made from the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:

	Year Ended December 31,

	2001	2000	1999	1998	1997

(Loss) Income From Operations	$(58,606)	$2,518	$(176,559)	$(1,114,270)	$(643,236)
Gain on Sale of Limited Partnership Interests	—	—	—	5,096,902	—
Distributions From Limited Partnerships Recognized as Income	209,527	187,825	159,512	1,316,421	1,406,888
Equity in (Loss) Income of Limited Partnerships and Amortization of Acquisition Costs	(22,102)	—	(91,899)	(1,609,650)	355,483

Net Income (Loss)	$128,819	$190,343	$(108,946)	$3,689,403	$1,119,135

Net Income (Loss) per Limited Partnership Interest	$10	$14	$(8)	$277	$84

Total assets	$5,498,243	$5,328,036	$5,169,423	$13,481,690	$10,896,957

Investments in Limited Partnerships	$—	$—	$—	$—	$3,374,262

Notes Payable	$—	$—	$—	$—	$1,042,524

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity

The Partnership’s primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, which included using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 2001, the Partnership has investments in 7 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership had its interests in 2 properties foreclosed in 2000 and sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 95% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2001 and 2000, the Partnership does not have a positive investment balance in any local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the local partnerships that was allocated to the Partnership were $508,000, $6,159,000 and $(87,000) for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of limited partnerships, equal to the cash contributed, of approximately $22,000, $0 and $92,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $863,000 and $1,371,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $210,000, $188,000 and $160,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001, 2000 and 1999, the Partnership has cash and cash equivalents of $5,475,993, $5,328,036, $5,169,423, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $193,260, $291,551 and $188,935 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest income has decreased in 2001 primarily as a result of decreasing interest rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership’s original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a local limited partnership. Management fees were $89,629, $122,820 and $111,125 for 2001, 2000 and 1999, respectively. Because of the decrease in invested assets in 2000 as a result of the foreclosure of 2 properties owned by local partnerships, management fees decreased during 2001.

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548 for the years ended December 31, 1999, and are included in administrative expenses.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $101,915, $100,377 and $97,739 for the years ended December 31, 2001 and 2000 and 1999, respectively. Administrative expenses were $60,322, $65,836 and $156,626 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $11,280, $10,688 and $13,080 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in administrative expenses for 1999 is $85,548 related to the aforementioned third party review of the properties owned by the local partnerships.

Total revenue for the local partnerships were $4,793,000, $4,689,000 and $4,931,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $4,280,000, $4,466,000 and $5,021,000 for the years ended December 31, 2001 and 2000, respectively.

The total net income (loss) for the local partnerships for 2001, 2000 and 1999 aggregated approximately $513,000, $6,300,000 and $(90,000), respectively. Included in total net income for 2000 are gains of $6,077,000 on the foreclosure of two properties. The income (loss) allocated to the Partnership was approximately $508,000, $6,159,000 and $(87,000) for 2001, 2000 and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

REAL ESTATE ASSOCIATES LIMITED IV
(A California limited partnership)

FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES
AND INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT
DECEMBER 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ?

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS

	2001	2000

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$—	$—
DUE FROM GENERAL PARTNER (Note 3)	22,250	—
CASH AND CASH EQUIVALENTS (Note 1)	5,475,993	5,328,036

TOTAL ASSETS	$5,498,243	$5,328,036

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Accounts payable	$56,101	$14,713

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS’ EQUITY (DEFICIENCY):
General partners	(217,603)	(218,891)
Limited partners	5,659,745	5,532,214

	5,442,142	5,313,323

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$5,498,243	$5,328,036

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST AND OTHER INCOME	$193,260	$291,551	$188,935

OPERATING EXPENSES:
Legal and accounting	101,915	100,377	97,739
Management fees — general partner (Note 3)	89,629	122,820	111,125
Administrative (Note 3)	60,322	65,836	156,630

TOTAL OPERATING EXPENSES	251,866	289,033	365,494

(LOSS) INCOME FROM OPERATIONS	(58,606)	2,518	(176,559)
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	209,527	187,825	159,512
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(22,102)	—	(91,899)

NET INCOME (LOSS)	$128,819	$190,343	$(108,946)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST (Note 1)	$10	$14	$(8)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	General	Limited
	Partners	Partners	Total

EQUITY (DEFICIENCY), January 1, 1999	$(141,102)	$13,233,986	$13,092,884
Distributions	(78,603)	(7,782,355)	(7,860,958)
Net loss for 1999	(1,089)	(107,857)	(108,946)

EQUITY (DEFICIENCY), December 31, 1999	(220,794)	5,343,774	5,122,980
Net income for 2000	1,903	188,440	190,343

EQUITY (DEFICIENCY), December 31, 2000	(218,891)	5,532,214	5,313,323
Net income for 2001	1,288	127,531	128,819

EQUITY (DEFICIENCY), December 31, 2001	$(217,603)	$5,659,745	$5,442,142

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128,819	$190,343	$(108,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of limited partnerships and amortization of additional basis and acquisition costs	22,102	—	91,899
Decrease in other assets	—	—	11,899
Increase in due from general partner	(22,250)	—	—
Increase (decrease) in accounts payable	41,388	(31,730)	(342,363)

Net cash provided by (used in) operating activities	170,059	158,613	(347,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions to limited partnerships	(22,102)	—	(91,899)
Proceeds from the sale of limited partnership interests	—	—	5,860,300

Net cash (used in) provided by investing activities	(22,102)	—	5,768,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	—	—	(7,860,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,957	158,613	(2,440,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,328,036	5,169,423	7,609,491

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,475,993	$5,328,036	$5,169,423

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the Partnership) was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates (“NAPIA”), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) sold an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners’ liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,202 for all years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.	Investments in Limited Partnerships

The Partnership holds limited partnership interests in 7 limited partnerships as of December 31, 2001 and 2000, after having 2 properties foreclosed during 2000 and selling its interests in 20 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $863,000 and $1,371,000 as of December 31, 2001 and 2000, respectively.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The Partnership has no carrying value in investments in limited partnerships as of December 31, 2001 and 2000.

The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships’ combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Selected financial information from the combined financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

Balance Sheets

	2001	2000

	(in thousands)
Land and buildings, net	$10,383	$10,845

Total assets	$15,438	$15,824

Mortgages payable	$13,356	$14,059

Total liabilities	$14,205	$14,914

Equity of Real Estate Associates Limited IV	$1,428	$994

Deficiency of other partners	$(195)	$(84)

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Statements of Operations

	2001	2000	1999

	(in thousands)
Total revenue	$4,793	$4,689	$4,931

Interest expense	$1,328	$1,361	$1,527

Depreciation	$691	$727	$813

Total expenses	$4,280	$4,466	$5,021

Net income (loss), including gain of $6,077,000 on foreclosure of two properties in 2000	$513	$6,300	$(90)

Net income (loss) allocable to the Partnership	$508	$6,159	$(87)

Land and buildings above have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership’s share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

During the year ended December 31, 2000, two properties were foreclosed, which resulted in a gain to the related limited partnerships of approximately $6,077,000.

An affiliate of NAPICO is the general partner in one of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of approximately $15,075, $14,942 and $15,980 in 2001, 2000 and 1999, respectively. The following sets forth the significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

	2001	2000	1999

	(in thousands)
Total assets	$1,240	$1,293

Total liabilities	$1,286	$1,476

Deficiency of Real Estate Associates Limited IV	$(82)	$(218)

Equity of other partners	$36	$35

Total revenue	$303	$288	$288

Net income (loss)	$26	$(117)	$(117)

Under recently adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $85,548 for the year ended December 31, 1999, and are included in administrative expenses.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

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

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $11,280, $10,688 and $13,080 in 2001, 2000 and 1999, respectively, and is included in operating expenses. At December 31, 2001, $22,250 is due from NAPICO.

4.	Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

4.	Contingencies (Continued)

adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

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
DECEMBER 31, 2001

6.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.	Fourth-Quarter Adjustment

The Partnership’s policy is to record its equity in the loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The estimated nine-month equity in loss of $22,102 equals the actual 2001 year end equity in loss.

SCHEDULE

REAL ESTATE ASSOCIATES LIMITED IV
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 & 1999

Year Ended December 31, 2001

Cash
	Balance	Capital	Distri-	Equity	Balance
	January 1,	Contri-	butions	in	December 31,
Limited Partnerships	2001	butions	Received	Loss	2001

Branford Elderly II	$—	$—	$—	$—	$—
Daniel Scott Commons					—
Ninety-Five Vine St		22,102		(22,102)	—
Oakridge Park Apts				—	—
One Madison				—	—
Scituate Vista				—	—
Village of Albany/Brodhead				—	—

	$—	$22,102	$—	$(22,102)	$—

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED IV
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 & 1999

Year Ended December 31, 2000

Cash
	Balance	Capital	Distri-	Equity	Balance
	January 1,	Contri-	butions	in	December 31,
Limited Partnerships	2000	butions	Received	Income (Loss)	2000

Branford Elderly II	$—	$—	$—	$—	$—
Daniel Scott Commons
Ninety-Five Vine St
Oakridge Park Apts
One Madison
Queensbury Heights *
Scituate Vista
Village of Albany/Brodhead
Wright Park Phase II *

	$—	$—	$—	$—	$—

*  Lender foreclosed on property during 2000.

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED IV
INVESTMENTS IN LIMITED PARTNERSHIPS
YEAR ENDED DECEMBER 31, 2001, 2000 & 1999

	Year Ended December 31, 1999

			Cash
	Balance	Capital	Distri-	Equity	Balance
	January 1,	Contri-	butions	in	December 31,
Limited Partnerships	1999	butions	Received	Income (Loss)	1999

Branford Elderly II	$	$	$	$	$—
Daniel Scott Commons
Ninety-Five Vine St	—	91,899		(91,899)	—
Oakridge Park Apts
One Madison
Queensbury Heights
Scituate Vista
Village of Albany/Brodhead
Wright Park Phase II

	$	$91,899	$	$(91,899)	$—

SCHEDULE
(Continued)

REAL ESTATE ASSOCIATES LIMITED IV
INVESTMENT IN LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

NOTES:	1.	Equity in losses of the limited partnerships represents the Partnership’s allocable share of the net loss from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero, or below zero to an amount equal to future capital contributions to be made by the Partnership.

	2.	Cash distributions from the limited partnerships will be treated as a return on the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

SCHEDULE III

REAL ESTATE ASSOCIATES LIMITED IV
REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL IV HAS INVESTMENTS
DECEMBER 31, 2001

				Buildings,
	Number of	Outstanding		Furnishing and		Accumulated	Construction
Partnership/Location	Units	Mortgage Loan	Land	Equipment	Total	Depreciation	Period

Branford Elderly II	44	$1,250,575	$306,089	$1,865,738	$2,171,827	$808,990	1982-1983
Branford, CT
Daniel Scott Commons	72	3,079,270	91,864	4,007,791	4,099,655	1,953,247	1982-1983
Chester, PA
Oakridge Park Apts	40	952,012	40,000	1,209,834	1,249,834	1,118,385	1982-1983
North Biloxi, Ms
One Madison Avenue	27	813,017	83,750	1,129,906	1,213,656	748,675	1982-1983
Madison, ME
Scituate Vista	232	5,135,800	414,914	10,271,354	10,686,268	6,130,219	1981-1983
Cranston, RI
Village of Albany/	32	1,037,343	59,850	1,209,590	1,269,440	731,164	1982-1983
Albany & Brodhead, WI
95 Vine Street	31	1,087,861	280,000	1,749,440	2,029,440	846,141	1982-1983
Hartford, CT

TOTAL	478	$13,355,878	$1,276,467	$21,443,653	$22,720,120	$12,336,821

(A) This projected was completed when REAL IV entered the local partnership

SCHEDULE III
(Continued)

REAL ESTATE ASSOCIATES LIMITED IV
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL IV HAS INVESTMENTS
DECEMBER 31, 2001

NOTES:	1.	Each local limited partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, are being capitalized by the limited partnerships.
	2.	Depreciation is, or will be, provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.
	3.	Investments in property and equipment:

		Buildings,
		Furnishings,
		And
	Land	Equipment	Total

Balance, January 1, 1999	$1,343,997	$27,762,142	$29,106,139
Net additions during 1999	—	336,726	336,726

Balance, December 31, 1999	1,343,997	28,098,868	29,442,865
Net additions during 2000	—	66,401	66,401
Foreclosed properties in 2000	(67,530)	(6,887,543)	(6,955,073)

Balance, December 31, 2000	1,276,467	21,277,726	22,554,193
Net additions during 2001	—	165,927	165,927

Balance, December 31, 2001	$1,276,467	$21,443,653	$22,720,120

SCHEDULE III
(Continued)

REAL ESTATE ASSOCIATES LIMITED IV
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL LIMITED PARTNERSHIPS
IN WHICH REAL IV HAS INVESTMENTS
DECEMBER 31, 2001

Buildings
Furnishings
and Equipment

Accumulated Depreciation:
Balance, January 1, 1999	$15,542,971
Net additions during 1999	1,173,757

Balance, December 31, 1999	16,716,728
Net additions during 2000	707,733
Foreclosed properties in 2000	(5,714,927)

Balance, December 31, 2000	11,709,534
Net additions during 2001	627,287

Balance, December 31, 2001	$12,336,821

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Real Estate Associates Limited IV (the “Partnership”) has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the “Operating Partnership”) a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership’s affairs.

Charles H. Boxenbaum, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger’s seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

Bruce E. Nelson, 50, President, Chief Operating Officer and a director of NAPICO.

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

Alan I. Casden, 56, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President’s Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

Brian H. Shuman, 39, Senior Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President — Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

Patricia W. Toy, 72, Senior Vice President — Communications and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the “Commission”), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission’s order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO’s ability to serve as the Partnership’s Managing General Partner.

ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS:

     Real Estate Associates Limited IV has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to ..4 percent of the invested assets, including the Partnership’s allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)	Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL IV; no person is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

(b)	At December 31, 2001, security ownership of management is as listed:

Percentage of
Outstanding
		Amount and	Limited
		Nature of	Partnership
Title of Class	Name of Owner	Beneficial Owner	Interests

Limited Partnership Interest	Charles H. Boxenbaum 780 Latimer Road Santa Monica, CA 90402	$7,500	*

*	Cumulative limited partnership interests owned by corporate officers or the General Partner is less than 1 percent interest of total outstanding Limited Partnership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interest in the capital accounts of the respective partnerships. The management fee was $89,629, $122,820 and $111,125 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $11,280, $10,688 and $13,080 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in one of the limited partnerships in which the partnership has an investment, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of approximately $15,075, $14,942 and $15,980 in 2001, 2000 and 1999, respectively.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners’ interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners’ Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

Financial Statement Schedules
Applicable to Real Estate Associates Limited IV, Real Estate Associates II and to the Limited Partnerships in which Real Estate Associates IV and Real Estate Associates II have investments:

Schedule — Investment in Limited Partnerships, December 31, 2001, 2000 and 1999.

Schedule III — Real Estate and accumulated Depreciation, December 31, 2001, 2000 and 1999.

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

Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

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

/s/ Bruce E. Nelson

Bruce E. Nelson
Director and President

/s/ Alan I. Casden

Alan I. Casden
Director

/s/ Brian H. Shuman

Brian H. Shuman
Chief Financial Officer