Form 10QSB
period 2002-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2002-05-15
CIK 355573

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12439

REAL ESTATE ASSOCIATES LIMITED IV
(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-3718731 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

BALANCE SHEET

MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)	$—
CASH AND CASH EQUIVALENTS (Note 1)	5,495,588
DUE FROM GENERAL PARTNER (Note 3)	41,345

TOTAL ASSETS	$5,536,933

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES:
Accounts payable	$72,400

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS’ EQUITY (DEFICIENCY):
General partners	(217,379)
Limited partners	5,681,912

5,464,533

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$5,536,933

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST INCOME	$20,037	$65,244

OPERATING EXPENSES:
Legal and accounting	19,584	15,475
Management fees — general partner (Note 3)	22,408	22,408
Administrative (Note 3)	15,054	11,157

TOTAL OPERATING EXPENSES	57,046	49,040

(LOSS) INCOME FROM OPERATIONS	(37,009)	16,204
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	59,400	7,500

NET INCOME	$22,391	$23,704

NET INCOME PER LIMITED PARTNERSHIP INTEREST (Note 1)	$2	$2

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		13,202

EQUITY (DEFICIENCY),
January 1, 2002	$(217,603)	$5,659,745	$5,442,142

Net income for the three months ended March 31, 2002	224	22,167	22,391

EQUITY (DEFICIENCY),
March 31, 2002	$(217,379)	$5,681,912	$5,464,533

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,391	$23,704
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in due from general partner	(19,095)
Increase (decrease) in accounts payable	16,299	(12,160)

Net cash provided by operating activities	19,595	11,544

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,595	11,544

CASH AND CASH EQUIVALENTS, beginning of period	5,475,993	5,328,036

CASH AND CASH EQUIVALENTS, end of period	$5,495,588	$5,339,580

The accompanying notes are an integral part of these financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 filed by Real Estate Associates Limited IV (the “Partnership”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and changes in cash flows for the three months then ended.

The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)
NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 13,202 for the periods presented

Cash and Cash Equivalents

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

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)
NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2002, the Partnership holds limited partnership interests in 7 limited partnerships. The limited partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in loss of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $735,000 as of March 31, 2002.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The Partnership has no carrying value in investments in limited partnerships as of March 31, 2002.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues
Rental and other	$1,198,000	$1,172,000

Expenses
Depreciation	173,000	182,000
Interest	332,000	340,000
Operating	565,000	595,000

	1,070,000	1,117,000

Net income	$128,000	$55,000

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)
NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

NOTE 3 — MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $22,408 for the three months ended March 31, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,820 and $2,900 for the three months ended March 31, 2002 and 2001, respectively, and is included in administrative expenses.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)
NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 4 — CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The managing general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

Results of Operations

Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the managing general partner.

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

Except for certificates of deposit and money market funds, the Partnership’s investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds and certificates of deposit can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

MARCH 31, 2002

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The Partnership’s managing general partner is involved in various lawsuits. None of these are related to REAL IV.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

REAL ESTATE ASSOCIATES LIMITED IV
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV (a California limited partnership)

By:	National Partnership Investments Corp., General Partner

By:	/s/ Peter Kompaniez

Peter Kompaniez President

Date:	5/15/02

By:	/s/ Brian H. Shuman

Brian H. Shuman Chief Financial Officer

Date:	5/15/02