Form 10QSB/A
period 2002-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2002-08-19
CIK 355573

REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                MARCH 31, 2002


                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended March 31, 2002


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the transition period from __________ to __________

                        Commission file number 0-12439


                       REAL ESTATE ASSOCIATES LIMITED IV
                      (A California Limited Partnership)


      California                                               95-3718731
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

                        9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California  90211
                      (Address of principal executive offices)

                                 (310) 278-2191
                           (Issuer's telephone number)

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Balance Sheet,
                March 31, 2002...............................................1

           Statements of Operations,
                Three Months Ended March 31, 2002 and 2001 ..................2

           Statement of Partners' Equity (Deficiency),
                Three Months Ended March 31, 2002 ...........................3

           Statements of Cash Flows,
                Three Months Ended March 31, 2002 and 2001 ..................4

           Notes to Financial Statements ....................................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................12

     Item 6.  Exhibits and Reports on Form 8- K ............................12

     Signatures.............................................................13

(This document amends the Form 10-QSB for the quarter ended March 31, 2002, to properly reflect cash incorrectly received by the Partnership as due to an affiliate of the Partnership.)



                        REAL ESTATE ASSOCIATES LIMITED IV
                         (a California limited partnership)

                                  BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)


                             ASSETS

Investments in limited partnerships (Note 2)                        $          --
Cash and cash equivalents (Note 1)                                      5,495,588
Due from general partner (Note 3)                                          41,345

            Total assets                                            $ 5,536,933

                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable                                                 $     72,400
   Due to affiliates                                                       59,400
                                                                         131,800

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS' EQUITY (DEFICIENCY):
   General partners                                                     (217,973)
   Limited partners                                                    5,623,106
                                                                       5,405,133
            Total liabilities and partners' equity                  $ 5,536,933


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                         (a California limited partnership)

                            STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)




                                                                  2002                2001

Interest income                                                $    20,037         $    65,244

Operating Expenses:
  Legal and accounting                                               19,584              15,475
  Management fees - partners (Note 3)                                22,408              22,408
  Administrative (Note 3)                                            15,054              11,157
        Total operating expenses                                     57,046              49,040

(Loss) income from operations                                       (37,009)             16,204
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
 RECOGNIZED AS INCOME (Note 2)                                           --              7,500

Net (LOSS) income                                               $  (37,009)        $     23,704

Net (LOSS) income per limited  partnership interest (Note       $       (3)        $          2

The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                         (a California limited partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                     FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       13,202

Partners'  (deficiency)
  January 1, 2002                     $ (217,603)       $5,659,745       $5,442,142

Net loss for the three months
  ended March 31, 2002                        (370)         (36,639)        (37,009)

equity (deficiency)
  March 31, 2002                      $ (217,973)       $5,623,106       $5,405,133

     The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                         (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001





                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)  income                                               $  (37,009)  $    23,704

  Adjustments to reconcile net  (loss) income to net cash
(used in)
    provided by operating activities:
   Increase in due from general partner
                                                                        (19,095)         --
   Increase (decrease) in accounts payable                               16,299     (12,160)
        Net cash (used in) provided by operating activities            (39,805)      11,544

CASH FLOWS FROM INVESTING ACTIVITIES
      Due to affiliates                                            $    59,400       $  --

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                        19,595       11,544
CASH AND CASH EQUIVALENTS, beginning of period                       5,475,993      5,328,036

CASH AND CASH EQUIVALENTS, end of period                           $ 5,495,588     $ 5,339,580

The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

       On  December  3, 2001,  Casden  Properties  Inc.,  entered  into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

      Recent Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets" was issued. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

                                                 Three months      Three months
                                                     ended             ended
                                                March 31, 2002    March 31, 2001
        Revenues
          Rental and other                         $1,198,000     $  1,172,000

        Expenses
          Depreciation                                173,000          182,000
          Interest                                    332,000          340,000
          Operating                                   565,000          595,000

                                                    1,070,000        1,117,000

          Net income (loss)                       $   128,000     $     55,000

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

      Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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


                               REAL ESTATE ASSOCIATES LIMITED IV
                               (a California limited partnership)


                               By: National Partnership Investments Corp.,
                                 General Partner



                                By:
                                    Charles Boxenbaum
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer

                               Date:August 19, 2002




                              By:
                                   Brian H. Shuman
                                   Chief Financial Officer

                             Date: August 19, 2002