Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2002-08-19
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California 90211
               (Address of former principal executive offices)

                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet June 30, 2002                                  1

                  Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners' (Deficiency) Equity
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            12

      SIGNATURES                                                              13

      EXHIBIT                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                          $      --
Due from general partner                                                 33,549
Cash and cash equivalents                                             5,459,775

         Total assets                                               $ 5,493,324

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                              $  68,833
   Due to affiliates                                                     59,400

                                                                        128,233
Commitments and contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                     (218,374)
   Limited partners                                                   5,583,465
                                                                      5,365,091

         Total liabilities and partners' (deficiency) equity        $ 5,493,324

  The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

INTEREST INCOME                             $ 20,846      $ 46,801       $ 40,883      $ 112,045

OPERATING EXPENSES:
  Management fees - partners (Note 3)           22,406        22,407        44,814         44,815
  General and administrative (Note 3)            3,361        15,066        18,415         26,223
  Legal and accounting                          20,366        17,793        39,950         33,268
        Total operating expenses                46,133        55,266       103,179        104,306

(Loss) income from operations                  (25,287)       (8,465)      (62,296)         7,739
Equity in loss of limited partnerships         (22,471)           --       (22,471)            --
Distributions from limited partnerships
  recognized as income (Note 2)                  7,716        11,701         7,716         19,201

Net (loss) income                           $ (40,042)     $ 3,236      $ (77,051)     $ 26,940

Net (loss) income per limited
  partnership interest (Note 1)               $ (3)         $ --           $ (6)          $ 2

  The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       13,202

Partners' (deficiency) equity,
  January 1, 2002                     $ (217,603)       $5,659,745       $5,442,142

Net loss for the six months
  ended June 30, 2002                       (771)          (76,280)         (77,051)

Partners' (deficiency) equity,
  June 30, 2002                       $ (218,374)       $5,583,465       $5,365,091


  The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $ (77,051)       $ 26,940
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Equity in loss of limited partnerships                              22,471              --
     Increase (decrease) in:
      Accounts payable and accrued expenses                            12,732          (2,000)
      Due from general partner                                        (11,299)             --
         Net cash (used in) provided by operating activities          (53,147)         24,940

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to limited partnerships                                 $ (22,471)     $        --
  Due to affiliates                                                    59,400              --
         Net cash provided by investing activities                     36,929              --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (16,218)         24,940

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,475,993       5,328,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 5,459,775     $ 5,352,976


  The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                      (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. is the managing general partner of the Partnership (the "Managing General Partner" or "NAPICO"). Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 13,202 for the periods presented

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in seven limited partnerships. The limited partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the limited partnerships in which it has invested.

Equity in losses of the limited partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The Partnership has no carrying value in investments in limited partnerships as of June 30, 2002.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,198,000     $ 1,172,000     $ 2,396,000     $ 2,344,000

Expenses
  Depreciation                173,000         182,000         346,000         364,000
  Interest                    332,000         340,000         664,000         680,000
  Operating                   565,000         595,000       1,130,000       1,190,000

                            1,070,000       1,117,000       2,140,000       2,234,000

Net income                 $ 128,000       $ 55,000        $ 256,000       $ 110,000

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA- insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $44,814 and $44,815 for the six months ended June 30, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,640 for both the six month periods ended June 30, 2002 and 2001, and is included in general and administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

The Managing General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

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

Results of Operations

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in local partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the managing general partner.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the limited partnerships. Losses incurred after the limited partnership investment balance is reduced to zero are not recognized.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for investing cash in money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in REAL ESTATE ASSOCIATES LIMITED III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in REAL ESTATE ASSOCIATES LIMITED VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

The managing general partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 3, Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

            Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

            None.

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


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.