Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2002-11-19
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                     For the quarterly period ended September 30, 2002


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


* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet September 30, 2002                            1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001   2

                  Statement of Partners' (Deficiency) Equity
                    Nine months Ended September 30, 2002                      3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001             4

                  Notes to Financial Statements                               5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


      ITEM 3.     CONTROLS AND PROCEDURES                                     12

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                            $ --
Due from general partner                                                 39,621
Cash and cash equivalents                                             5,430,353

         Total assets                                                $ 5,469,974

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                              $ 68,962
   Due to affiliates                                                      59,400

                                                                         128,362
Commitments and contingencies (Note 4)

Partners' (deficiency) equity:
   General partner                                                     (218,608)
   Limited partners                                                   5,560,220
                                                                      5,341,612

         Total liabilities and partners' (deficiency) equity        $ 5,469,974

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest income                             $ 44,165      $ 49,545       $ 85,048      $ 161,590

operating Expenses:
  Management fees - partners (Note 3)           22,407        22,407        67,221         67,222
  General and administrative (Note 3)            2,749        18,095        21,164         44,318
  Legal and accounting                          11,432        13,184        51,382         46,452
        Total operating expenses                36,588        53,686       139,767        157,992

Income (loss) from operations                    7,577        (4,141)      (54,719)         3,598
Equity in loss of limited partnerships         (31,056)      (22,102)      (53,527)       (22,102)
Distributions from limited partnerships
  recognized as income (Note 2)                     --         1,000         7,716         20,201

                                            $ (23,479)    $ (25,243)    $ (100,530)     $ 1,697

Net (loss) income allocated to
  general partners (1%)                           (235)        (252)        (1,005)            17
Net (loss) income allocated to
 limited partners (99%)                        (23,244)     (24,991)       (99,525)        1,680

Net (loss) income                           $ (23,479)    $ (25,243)    $ (100,530)     $ 1,697

Net (loss) income per limited
  partnership interest (Note 1)               $ (2)         $ (2)          $ (8)         $ --

         The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       13,202

Partners' (deficiency) equity,
  January 1, 2002                     $ (217,603)       $5,659,745       $5,442,142

Net loss for the nine months
  ended September 30, 2002                (1,005)          (99,525)        (100,530)

Partners' (deficiency) equity,
  September 30, 2002                  $ (218,608)       $5,560,220       $5,341,612


         The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $ (100,530)      $ 1,697
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Equity in loss of limited partnerships                              53,527          22,102
     Increase (decrease) in:
      Accounts payable and accrued expenses                            12,861          (7,688)
      Due from general partner                                        (17,371)             --
         Net cash (used in) provided by operating activities          (51,513)         16,111

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to limited partnerships                                    (53,527)        (22,102)
  Due to affiliates                                                    59,400              --
         Net cash provided by (used in) investing activities            5,873         (22,102)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (45,640)         (5,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,475,993       5,328,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 5,430,353     $ 5,322,045


         The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. is the corporate general partner of the Partnership (the "Corporate General Partner" or "NAPICO") and National Partnership Investments Associates, a limited partnership is the non-Corporate general partner.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 13,202 for the periods presented

Cash and Cash Equivalents

Cash  and  cash  equivalents  consist  of  cash  and  money  market  funds.  The
Partnership has its cash and cash equivalents on deposit primarily in money market mutual funds. Such cash and cash equivalents are uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in seven Local Limited Partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the Local Limited Partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA II. REA II is entitled to a 99 percent interest in each of the Local Limited Partnerships in which it has invested.

Equity in losses of the Local Limited Partnerships is recognized until the investment balance is reduced to zero. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the Local Limited Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2002.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has investments:

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,199,000     $ 1,172,000     $ 3,595,000     $ 3,516,000

Expenses
  Depreciation                172,000         182,000         518,000         546,000
  Interest                    332,000         340,000         996,000       1,020,000
  Operating                   566,000         595,000       1,696,000       1,785,000

                            1,070,000       1,117,000       3,210,000       3,351,000

Net income                 $ 129,000       $ 55,000        $ 385,000       $ 165,000

In addition to being the Corporate General Partner of the partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the Local Limited Partnerships included above. The Local Limited Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $11,919 and $11,240 for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was $67,221 and $67,222 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $8,163 and $8,500 for the nine month periods ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the
Partnership's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

The Partnership advanced a total of $53,527 to three of the Local Limited Partnerships during the nine months ended September 30, 2002. This amount is included in equity in loss of Local Limited Partnerships for the nine months ended September 30, 2002.

Results of Operations

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the lower-tier Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were $67,221 and $67,222 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $51,382 and $46,452 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $21,164 and $44,318 for the nine months ended September 30, 2002 and 2001, respectively.

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

Except for investing cash in money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash not invested in Local Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase any and all of the Partnership interests for a purchase price of $117.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 810 Units (or 1,620 limited partnership interests), representing approximately 12.27% of the outstanding Units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

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

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                     By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                         Senior Vice President and Chief
                                         Financial Officer


                             Date: November 19, 2002