Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2003-03-05
CIK 355573

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

                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet September 30, 2002                            1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001   2

                  Statement of Partners' (Deficiency) Equity
                    Nine months Ended September 30, 2002                      3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001             4

                  Notes to Financial Statements                               5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


      ITEM 3.     CONTROLS AND PROCEDURES                                     12

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      CERTIFICATIONS                                                          15

      EXHIBIT                                                                 17

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

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $ (100,530)      $ 1,697
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Equity in loss of limited partnerships                              53,527          22,102
     Increase (decrease) in:
      Accounts payable and accrued expenses                            12,861          (7,688)
      Due to affiliates                                                59,400              --
      Due from general partner                                        (17,371)             --
         Net cash provided by operating activities                      7,887          16,111

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Advances to limited partnerships                                    (53,527)        (22,102)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (45,640)         (5,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,475,993       5,328,036

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 5,430,353     $ 5,322,045


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001.

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

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in seven Local Limited Partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99.9% of the profits and losses of REA II. REA II is entitled to a 99% interest in each of the Local Limited Partnerships in which it has invested. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2002.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has investments:


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

In addition to being the Corporate General Partner of the partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for certain of the Local Limited Partnerships included above. The Local Limited Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were $11,919 and $11,240 for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $325.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 810 Units (or 1,620 limited partnership interests), representing approximately 12.27% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

Liquidity and Capital Resources

The Partnership has cash and cash equivalents of $5,430,353 at September 30, 2000. The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

The Partnership advanced a total of $53,527 to three of the Local Limited Partnerships during the nine months ended September 30, 2002 to fund operations. This amount is included in equity in loss of Local Limited Partnerships for the nine months ended September 30, 2002 as the investment in these Local Limited Partnerships has no basis.

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

The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and any impairments charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership recognized equity in loss of $53,527 and $22,102, respectively, from the Local Limited Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership received distributions of $7,716 and $20,201, respectively, from Local Limited Partnerships that were recognized as income in the statements of operations since the Partnership's investment value has been reduced to zero in these Local Limited Partnerships.

Available cash not invested in Local Limited Partnerships is invested in these funds earning interest income as reflected in the statements of operations. These money market funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner. Except for investing cash in money market funds, the Partnership's investments are comprised entirely of interests in other limited partnerships owning government assisted projects.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $325.00 per Unit in cash. The offer expired on November 11, 2002, at which time AIMCO had acquired a total of 810 Units (or 1,620 limited partnership interests), representing approximately 12.27% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

            Exhibit 99, Certification of  Chief  Executive   Officer  and  Chief
            Financial Officer

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


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: March 5, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National       Partnership       Investments
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 5, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 5, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.