Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2003-04-18
CIK 355573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

               Securities registered under Section 12(b) of the Exchange Act:
                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $114,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. Description of Business

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

The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2033) from the date of the formation of the Partnership or the occurrence of various other events as specified in the terms of the Partnership agreement. The principal business of the Partnership is to invest, directly or indirectly, in other limited partnerships which own or lease and operate federal, state and local government-assisted housing projects.

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL IV is conducted primarily by NAPICO. The general partners collectively have a one percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective individual investments.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO to March 11, 2002.

REAL IV holds limited partnership interests in 7 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2002, after having 2 properties foreclosed during 2000 and selling its interests in 20 limited partnerships in 1998. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The partnerships in which REAL IV has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV's liability for obligations of the Local Limited Partnership is limited to its investment. The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL IV has the right to replace the local general partner of the Local Limited Partnerships, but otherwise does not have control of sale, refinancing, etc.

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

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner.

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

Laws benefiting disabled persons may result in the Local Limited Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnership's properties are substantially in compliance with present requirements, the Local Limited Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by Local Limited Partnerships in which REAL IV, either directly or indirectly, has invested.

                SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL IV HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                              Units
                                            Authorized    Percentage    Percentage
                               Financed     For Rental     Of Units      Of Units
                             Insured and    Assistance     Occupied      Occupied
                     No. of   Subsidized      Under      December 31,  December 31,
  Name and Location  Units      Under        Section         2002          2001

Branford Elderly II     44       (C)            44            99%          100%
Branford, CT

Daniel Scott            72       (B)            72            91%           96%
  Commons
Chester, PA

Ninety-five Street      31       (A)            31            96%          100%
Hartford, CT

Oakridge Park Apts.     40       (C)            --            95%           98%
North Biloxi, MS

One Madison Ave.        27       (A)            27            96%          100%
Madison, ME

Scituate Vista         232       (A)           230            98%           99%
Cranston, RI

Village of Albany       32       (C)            25            85%           81%
Albany, WI

Totals                 478                     429

(A)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1994.

(B) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 220 of the National Housing Act.

(C) The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2002.


                           Real Estate
                          Associates IV     Original Cost
                            Percentage      Of Ownership       Mortgage
      Partnership            Interest         Interest           Notes
                                           (in thousands)   (in thousands)

Branford Elderly II            99%            $  313         $    1,136
Daniel Scott Commons           99%               665              3,050
Ninety-five Street             99%               310                936
Oakridge Park Apts.            95%               161                943
One Madison Ave.               99%               213                740
Scituate Vista                 99%             1,800              4,164
Village of Albany              95%               185              1,029

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

ITEM 2. Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3. Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain order in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

ITEM  5.  Market  for  the  Registrant's   Partnership   Interests  and  Related
Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2002, there were 2,082 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests. No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 813.5 limited partnership units (the "Units") in the Partnership representing 12.37% of the outstanding units at December 31, 2002. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6. Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Capital Resources and Liquidity

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

As of December 31, 2002, the Partnership had cash and cash equivalents of approximately $5,311,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $114,000, and $193,000 in interest income for the years ended December 31, 2002, and 2001, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest income has decreased in 2002 primarily as a result of decreasing interest rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

The Partnership advanced a total of approximately $54,000 and $22,000 to three and one of the Local Limited Partnerships during the year ended December 31, 2002 and 2001, respectively, to fund operations. This amount is included in equity in loss of Local Limited Partnerships for the year ended December 31, 2002 as the investment in these Local Limited Partnerships is zero, and the Partnership believes that collection is doubtful.

Results of Operations

At December 31, 2002, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2002 and 2001, the Partnership recognized equity in loss of approximately $54,000 and $22,000, respectively, from the Local Limited Partnerships. During the years ended December 31, 2002 and 2001, the Partnership received distributions of approximately $8,000 and $210,000, respectively, from Local Limited Partnerships that were recognized as income in the statements of operations since the Partnership's investment value has been reduced to zero in all of the Local Limited Partnerships.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the lower-tier Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $79,000 and $90,000 for the years ended December 31, 2002 and 2001, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $41,000 and $102,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in these expenses is due to reduced professional fees associated with the management of the Partnership. General and administrative expenses were approximately $25,000 and $60,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily due to reduced costs incurred to communicate with investors.

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

Other

AIMCO and its affiliates owned 813.5 limited partnership units (the "Units") in the Partnership representing 12.37% of the outstanding units at December 31, 2002. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

Item 7. Financial Statements

                          LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Public Accountants, as of and for the Year Ended December 31, 2002

Report of Deloitte & Touche, LLP, Independent Public Accountants, for the Year Ended December 31, 2001

Balance Sheet - December 31, 2002

Statements of Operations - Years Ended December 31, 2002 and 2001

Statement of Partners' (Deficiency) Equity - Years Ended December 31, 2002 and 2001

Statements of Cash Flows - Years Ended December 31, 2002 and 2001

Notes to Financial Statements

                    Report of Independent Public Accountants



To Partners
Real Estate Associates Limited IV


We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2002, and the related statements of operations, partners' (deficiency) equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 2 and 5. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                            /s/Ernst & Young LLP
Greenville, South Carolina
April 10, 2003



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited IV
(A California limited partnership)

We have audited the accompanying statements of operations, partners' (deficiency) equity and cash flows of Real Estate Associates Limited IV (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 2 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited IV for year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)


                                DECEMBER 31, 2002


                           Assets
Investments in and advances to limited partnerships (Note 2)                    $ --
Due from general partner (Note 3)                                                  57
Cash and cash equivalents                                                       5,311
       Total Assets                                                            $5,368

        Liabilities and partners' (deficiency) equity Liabilities:
  Accounts payable and accrued expenses                                          $ 3
Contingencies (Note 7)
Partners' (deficiency) equity:
  General partners                                               $ (219)
  Limited partners                                                5,584         5,365

       Total liabilities and partners' (deficiency) equity                     $5,368


                       See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                 2002             2001
Revenues:
Interest and other income                                     $   114          $   193

Operating expenses:
  Legal and accounting                                             41              102
  Management fees - general partner (Note 3)                       79               90
  General and administrative (Note 3)                              25               60
      Total operating expenses                                    145              252

Loss from operations                                              (31)             (59)
Distributions from limited partnerships

   recognized as income (Note 2)                                    8              210
Equity in loss of limited partnerships and
  amortization of acquisition costs (Note 2)                      (54)             (22)

Net (loss) income                                              $  (77)          $  129

Net (loss) income allocated to general partners (1%)           $   (1)          $    1
Net (loss) income allocated to limited partners (99%)             (76)             128
                                                               $  (77)          $  129
Net (loss) income per limited partnership interest
 (Note 1)                                                      $(5.76)          $ 9.70


                       See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                                 (in thousands)


                                                     General        Limited
                                                    Partners        Partners        Total

Partnership interests                                                13,158
Partners' (deficiency) equity,
  December 31, 2000                                 $  (219)        $  5,532       $  5,313

Net income for the year ended
   December 31, 2001                                      1              128            129

Partners' (deficiency) equity,
  December 31, 2001                                    (218)           5,660          5,442

Net loss for the year ended December 31, 2002            (1)             (76)           (77)

Partners' (deficiency) equity,
  December 31, 2002                                 $  (219)        $  5,584       $  5,365

                       See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)





                                                                    For the years ended
                                                                       December 31,
                                                                    2002            2001
Cash flows from operating activities:
  Net (loss) income                                              $   (77)         $   129
  Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Equity in loss of limited partnerships                          54               22
      Decrease in due from general partner                           (34)             (22)
      (Decrease) increase in accounts payable
           and accrued expenses                                      (54)              41
         Net cash (used in) provided by operating activities        (111)             170
Cash flows used in investing activities
  Advances to limited partnerships                                   (54)             (22)

Net (decrease) increase in cash and cash equivalents                (165)             148
Cash and cash equivalents beginning of year                        5,476            5,328

Cash and cash equivalents end of year                            $ 5,311          $ 5,476


                       See Accompanying Notes to Financial Statements


                     REAL ESTATE ASSOCIATES LIMITED IV
                    (a California limited partnership)

                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 1 - Organization and Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the "Partnership") was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments Associates ("NAPIA"), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

These financial statements include the accounts of the Partnership and Real Estate Associates II (REA II), a California general partnership in which the Partnership holds a 99.9 percent general partner interest. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest, are being allocated to the Partnership.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective individual investments. A withdrawal amendment was entered into as of September 12, 2002 and became effective 90 days thereafter by and among NAPICO and Charles Boxenbaum, whereby Boxenbaum's 45% general partner interest was converted to that of a limited partner in the Partnership entitled to participate in the profits and losses of the Partnership in an amount equal to 45% of the amounts otherwise allocable to the general partners by the Partnership. The Corporate General Partner is the sole remaining general partner of the Partnership.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 13,158 and 13,200 for the years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $205,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities approximate their fair value.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Effective April 1, 2002, the Partnership adopted SFAS 145. The adoption did not have an effect on the financial position or results of operations of the Partnership.

Note 2 - Investments in and Advances to Limited Partnerships

As of December 31, 2002, the Partnership holds limited partnership interests in seven Local Limited Partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 -Organization and Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2002.

The difference between the investment per the accompanying balance sheet at December 31, 2002, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2002 and the combined results of operations for each of the two years in the period ended December 31, 2002 are as follows:

                        Condensed Combined Balance Sheet
                        Of the Local Limited Partnerships
                                December 31, 2002
                                 (in thousands)

Assets:
Land                                                      $ 1,273
   Buildings and improvements, net of
   accumulated depreciation of approximately $13,032        8,471
Other assets                                                5,187
Total assets                                              $14,931

Liabilities and Partners' Equity:
Mortgage notes payable                                    $11,998
Other liabilities                                           1,097

Partners' Equity                                            1,836
Total Liabilities and Partners' Equity                    $14,931

                    Condensed Combined Results of Operations
                        Of the Local Limited Partnerships

                                                      Years Ended
                                                     December 31,
                                                 2002            2001
                                                    (in thousands)

Rental and other income                        $4,635          $4,793
Total revenues

Expenses:
 Operating expenses                            $2,510          $2,261
 Interest on notes payable                      1,198           1,328
 Depreciation                                     695             691

Total expenses                                  4,403           4,280

Net income                                     $  232          $  513

An affiliate of NAPICO is the general partner in one of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of approximately $11,000 and $15,000 in 2002 and 2001, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was approximately $79,000 and $90,000 for the years ended December 31, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for both the years ended December 31, 2002 and 2001 and is included in general and administrative expenses. At December 31, 2002, approximately $57,000 is due from NAPICO for these reimbursements.

AIMCO and its affiliates owned 813.5 limited partnership units (the "Units") in the Partnership representing 12.37% of the outstanding units at December 31, 2002. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note 4 - Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows:

                                                    Years Ended
                                                    December 31,
                                                  2002        2001
                                                  (in thousands)
Net (loss) income per financial statements     $  (77)    $  129
Add (deduct):
  Partnership's share of Local Limited
   partnerships                                   900        615
  Other                                           (36)        30
Federal taxable income                         $  787     $  774
Federal taxable income per limited
  partnership interest                         $59.25     $58.24

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2002 (in thousands):

Net assets as reported                                   $ 5,365
Differences in basis of assets and liabilities:
  Investment in partnerships                              (5,695)
  Syndication costs                                        3,565
  Other                                                      (14)
  Net assets - tax basis                                 $ 3,221

Note 5 - Real Estate and Accumulated Depreciation

                              Gross Amount at which
                                    Carried at December 31, 2002
                                 (in thousands)


                                                Buildings
                                                   And
                                                 Personal            Accumulated   Date of
   Description            Encumbrances   Land    Property   Total    Depreciation Construction
   Branford Elderly II      $ 1,136      $ 305   $ 1,874   $ 2,179     $ 861       1982-83
   Daniel Scott Commons        3,050        92     4,020     4,112      2,075      1982-83
   Ninety-five Street            936       280     1,766     2,046        890      1982-83
   Oakridge Park Apts.           943        40     1,214     1,254      1,140      1982-83
   One Madison Ave.              740        84     1,167     1,251        792      1982-83
   Scituate Vista              4,164       412    10,239    10,651      6,495      1982-83
   Village of Albany           1,029        60     1,223     1,283        779      1982-83
   Total                    $ 11,998    $1,273   $21,503   $22,776    $13,032

Reconciliation of "real estate and accumulated depreciation":

                                        Years Ended December 31,
                                          2002           2001
                                             (in thousands)
Real Estate
Balance at beginning of year            $ 22,720      $ 22,554
  Property improvements                       56           166
Balance at end of year                  $ 22,776      $ 22,720

Accumulated Depreciation
Balance at beginning of year            $ 12,337      $ 11,710
  Depreciation expense                       695           627
Balance at end of year                  $ 13,032      $ 12,337

Note 6 - Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 42 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2001.

Note 7 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain order in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Corporate General Partner's directors. During the calendar year ended 2001 and through August 29, 2002 there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Real Estate Associates Limited V (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                        Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $26,000 and non-audit services (principally tax-related) of approximately $24,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of REAL IV. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

         Entity                             Number of Units    Percentage

         AIMCO Properties, LP
          (an affiliate of AIMCO)               813.50           12.37%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL IV.

ITEM 12.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interest in the capital accounts of the respective partnerships. The fee was approximately $79,000 and $90,000 for the years ended December 31, 2002 and 2001, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $11,000 for both the years ended December 31, 2002 and 2001 and is included in general and administrative expenses. At December 31, 2002, approximately $57,000 is due from NAPICO for these reimbursements.

AIMCO and its affiliates owned 813.5 limited partnership units (the "Units") in the Partnership representing 12.37% of the outstanding units at December 31, 2002. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 3, Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

            Exhibit 16, Letter dated August 29, 2002 from Deloitte and Touche, LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 29, 2002, and incorporated herein by reference.

            Exhibit  99,  Certification  of Chief  Executive  Officer  and Chief
                  Financial Officer.

            Exhibit 99.1 Independent Auditor's Report for Better Housing
                  Associates

            Exhibit  99.2  Independent  Auditor's  Report for The Branford Group
                  Limited Partnership

            Exhibit 99.3 Independent Auditor's Report for Pennsylvania Housing
                  Partners

            Exhibit 99.4 Independent Auditor's Report for Oak Ridge Park
                  Apartments I

            Exhibit 99.5 Independent Auditor's Report for One Madison Avenue
                  Associates

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.

Item  14.   Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer and
                                          Director

                                      By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                              Date: April 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 18, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 18, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2003
Brian H. Shuman                 Chief Financial Officer


                                    CERTIFICATION

I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                              /s/David R. Robertson
                              David R. Robertson
                              President and Chief Executive Officer of National Partnership Investments Corporation, equivalent of the chief executive officer of the Partnership

                              CERTIFICATION

I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

                        REAL ESTATE ASSOCIATES LIMITED IV
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


3 Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

16 Letter dated August 29, 2002 from Deloitte and Touche, LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 29, 2002, and incorporated herein by reference.

99   Certification of Chief Executive Officer and Chief Financial Officer.

99.1 Independent Auditor's Report for Better Housing Associates

99.2 Independent Auditor's Report for The Branford Group Limited Partnership

99.3 Independent Auditor's Report for Pennsylvania Housing Partners

99.4 Independent Auditor's Report for Oak Ridge Park Apartments I

99.5 Independent Auditor's Report for One Madison Avenue Associates

Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited IV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/ David R. Robertson
                              Name: David R. Robertson
                              Date: April 18, 2003


                                    /s/ Brian H. Shuman
                              Name: Brian H. Shuman
                              Date: April 18, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Better Housing Associates, Limited Partnership

We have audited the accompanying balance sheets of Better Housing Associates, Limited Partnership, Project No. 064_MRD_077 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Housing Associates, Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 25, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 12 through 19) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 25, 2003


Exhibit 99.2


INDEPENDENT AUDITORS' REPORT

To The General Partner
The Branford Group Limited Partnership
Woodbridge, Connecticut

We have audited the accompanying statement of financial position of The Branford Group Limited Partnership (a limited partnership), Connecticut Housing Finance Authority Project Number 81-019M as of December 31, 2002 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Branford Group Limited Partnership as of December 31, 2002 and the results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on my consideration of The Branford Group Limited Partnership's internal controls and a report dated February 25, 2003 on its compliance with laws and regulations.


                                               /s/ Michael A. Olenski, CPA, P.C.
North Haven, Connecticut
February 25, 2003


Exhibit 99.3

INDEPENDENT AUDITOR'S REPORT



Partners
Pennsylvania Housing Partners

We have audited the accompanying balance sheets of PENNSYLVANIA HOUSING PARTNERS (A Limited Partnership), DANIEL SCOTT COMMONS, FHA Project No. 034-35210-LD, as of December 31, 2002, 2001, and 2000, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Housing Partners as of December 31, 2002, 2001, and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 8, the Partnership has incurred net losses for the last three years and has a partners' equity deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in this report (shown on pages 13 through 15) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated March 5, 2003, on our consideration of Pennsylvania Housing Partners' internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

                                                /s/ Fishbein & Company, P.C.



March 5, 2003
Elkins Park, Pennsylvania

Exhibit 99.4

INDEPENDENT AUDITORS' REPORT



To the Partners
Oak Ridge Park Apartments, Ltd. (Phase I)
Biloxi, Mississippi

We have audited the accompanying balance sheets of Oak Ridge Park Apartments, Ltd. (Phase I), a limited partnership, RHS Project No.: 28-030-0640690512 as of December 31, 2002 and 2001 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Park Apartments, Ltd. (Phase I), RHS Project No.: 28-030-0640690512 as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001 is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2003 on our consideration of Oak Ridge Park Apartments, Ltd. (Phase I)'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
March 15, 2003


Exhibit 99.5

INDEPENDENT AUDITOR'S REPORT



The Partners
One Madison Avenue Associates

We have audited the accompanying balance sheets of One Madison Avenue Associates, a limited partnership, as of December 31, 2002 and 2001, and the related statements of income and partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Madison Avenue Associates as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules 1 through 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                       /s/Otis, Atwell & Timberlake, P.A.

Certified Public Accountants


February 3, 2003
Portland, Maine