Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2003-05-15
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-12439


                        REAL ESTATE ASSOCIATES LIMITED IV
             (Exact Name of Registrant as Specified in Its Charter)


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 MARCH 31, 2003



Assets
Cash and cash equivalents                                            $ 5,361
                                                                     $ 5,361

Liabilities and Partners' (Deficiency) Equity
Liabilities
   Accounts payable and accrued expenses                             $    16
Partners' (deficiency) equity
   General partner                                 $   (219)
   Limited partners (13,158 units issued and
          outstanding)                                5,564            5,345
                                                                     $ 5,361


                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (in thousands, except per unit data)



                                                                      Three Months Ended
                                                                           March 31,
                                                                          2003     2002
                                                                                (Restated)
           Revenues:
             Interest income                                          $    21     $    20

           Operating expenses:
             Legal and accounting                                          14          20
             Management fees - partners (Note 3)                           20          22
             General and administrative (Note 3)                            7          15
                   Total operating expenses                                41          57

           Loss from Partnership operations                               (20)        (37)
                   Net loss                                            $  (20)    $   (37)


           Net loss allocated to general partners (1%)                     --          --

           Net loss allocated to limited partners (99%)                   (20)        (37)

           Net loss                                                    $  (20)     $  (37)


           Net loss per limited partnership interest                   $(1.52)     $(2.81)

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)

                    (in thousands, except partnership interests)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                13,158

Partners' (deficiency) equity,
  December 31, 2002                     $ (219)          $ 5,584           $5,365

Net loss for the three months
  ended March 31, 2003                      --                (20)           (20)

Partners' (deficiency) equity,
  March 31, 2003                        $ (219)          $ 5,564           $5,345

(A)   Consists  of  13,158  investment  units  at  March  31,  2003  and  13,200 investment  units at March 31,  2002.  During the year ended  December 31,
      2002, 42 units were abandoned (Note 5).

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
                                                                                   (restated)
Cash flows from operating activities:
  Net (loss) income                                               $  (20)        $   (37)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Change in accounts:
      Accounts payable and accrued expenses                           13               16
      Due to affiliates                                               --               59
      Due from general partner                                        57              (19)
         Net cash provided by operating activities                    50               19

Net increase in cash and cash equivalents                             50               19

Cash and cash equivalents, beginning of period                     5,311            5,476

Cash and cash equivalents, end of period                         $ 5,361         $  5,495


                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002.

The general partners collectively share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. is the corporate general partner of the Partnership (the "Corporate General Partner" or "NAPICO") and National Partnership Investments Associates, a limited partnership is the non-Corporate general partner.

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

Note 2 - Investments in Limited Partnerships

As of March 31, 2003, the Partnership holds limited partnership interests in seven limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2003.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments:

                                            Three Months Ended
                                                March 31,
                                              (in thousands)
                                           2003            2002
Revenues
  Rental and other                       $ 1,159          $ 1,198

Expenses
  Depreciation                               174              173
  Interest                                   299              332
  Operating                                  628              565

                                           1,101            1,070

Net income                                 $ 58            $ 128

In addition to being the Corporate General Partner of the partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for certain of the Local Limited Partnerships included above. The Local Limited Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $8,000 and $4,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The management fee was approximately $20,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $3,000 for both periods ended March 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

Note 4 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 5 - Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 42 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2003.

Note 6 - Restatement

During the three months ended March 31, 2002, a distribution of approximately $59,000 was received by the Partnership and reported as a distribution from limited partnerships recognized as income during the three months ended March 31, 2002. The distribution did not belong to the Partnership and should have gone to an affiliated partnership. During the three months ended June 30, 2002 this error was corrected and the balance was reported as a payable to the affiliated partnership at June 30, 2002. The accompanying statements of operations and cash flows for the three months ended March 31, 2002 have been restated to reflect the correction of this error.

Item 2.     Management's Discussion and Analysis or Plan of Operation

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

As of March 31, 2003, the Partnership had cash and cash equivalents of approximately $5,361,000. Substantially all of this cash is on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning approximately $21,000 and $20,000 in interest income for the three months ended March 31, 2003, and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2003, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There were no distributions received during the three months ended March 31, 2003 and 2002.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2003.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the lower-tier Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $20,000 and $22,000 for the three months ended March 31, 2003 and 2002, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $14,000 and $20,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in these expenses is due to reduced professional fees associated with the management of the Partnership. General and administrative expenses were approximately $7,000 and $15,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily due to reduced costs incurred to communicate with investors.

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

Other

AIMCO and its affiliates owned 813.5 limited partnership units (the "Units") in the Partnership representing 12.37% of the outstanding units at March 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

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

            Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    REAL ESTATE ASSOCIATES LIMITED IV
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited IV;


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


Date:  May 15, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited IV;


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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 15, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.