Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2003-11-13
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               SEPTEMBER 30, 2003

Assets
Cash                                                                  $ 2,300
Investments in Local Limited Partnerships                                  --
                                                                      $ 2,300
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable and accrued expenses                              $    40

Commitments and Contingencies (Note 4)
Partners' (deficiency) capital
   General partners                                 $   (220)
   Limited partners                                    2,480            2,260
                                                                      $ 2,300

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2003          2002           2003          2002

INTEREST INCOME                             $     7        $    44      $     44       $    85

OPERATING EXPENSES:
  Management fees - partners (Note 3)            20             22            59            67
  General and administrative (Note 3)             7              3            23            21
  Legal and accounting                           16             11            64            52
        Total operating expenses                 43             36           146           140

(Loss) income from operations                   (36)             8          (102)          (55)
Equity in loss of limited partnerships          (38)           (31)          (38)          (54)
Distributions from limited partnerships
  recognized as income (Note 2)                  --             --            35             8

Net loss                                    $   (74)       $   (23)      $  (105)       $ (101)

Net loss allocated to general
  partners (1%)                                  (1)            --            (1)           (1)
Net loss allocated to limited
 partners (99%)                                 (73)           (23)         (104)         (100)

Net loss                                    $   (74)       $   (23)      $  (105)       $ (101)

Net loss per limited partnership
  interest (Note 5)                         $ (5.55)       $ (1.74)      $ (7.90)       $(7.58)
Distributions per limited partnership
  interest                                  $    --        $    --       $228.00        $   --

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)

                    (in thousands, except partnership interests)



                                        General          Limited
                                       Partners          Partners       Total

Partnership interests (A)                                  13,147

Partners' (deficiency) capital,
  December 31, 2002                     $ (219)         $   5,584      $  5,365

Distribution to partners                    --             (3,000)       (3,000)

Net loss for the nine months
  ended September 30, 2003                  (1)              (104)         (105)

Partners' (deficiency) capital,
  September 30, 2003                    $ (220)         $   2,480      $  2,260

(A) Consists of 13,147 investment units at September 30, 2003 and 13,158 investment units at December 31, 2002. During the year ended December 31, 2002, and the nine months ended September 30, 2003, 42 and 11 units, respectively were abandoned (Note 5).


                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (105)         $ (101)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Equity in loss of limited partnerships                                38              54
     Change in accounts:
      Accounts payable and accrued expenses                              37              13
      Due to affiliates                                                  --              59
      Due from general partner                                           57             (17)
         Net cash provided by operating activities                       27               8

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Advances to limited partnerships                                      (38)            (54)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Distribution to partners                                           (3,000)             --

NET DECREASE IN CASH                                                 (3,011)            (46)

CASH, BEGINNING OF PERIOD                                             5,311           5,476

CASH, END OF PERIOD                                                 $ 2,300          $ 5,430


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2003

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and changes in cash flows for the nine months ended September 30, 2003 and 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusions on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 2 - Investments in Limited Partnerships

As of September 30, 2003, the Partnership holds limited partnership interests in seven limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Advances to Local Limited Partnerships whose investments have no basis are reserved and included in equity in loss of limited partnerships. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2003.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2003           2002             2003         2002
Revenues
  Rental and other          $ 1,158         $ 1,199         $ 3,436      $ 3,595

Expenses
  Depreciation                  175             172             524          518
  Interest                      263             332             789          996
  Operating                     606             566           1,680        1,696

                              1,044           1,070           2,993        3,210

Net income                   $ 114           $ 129           $ 443         $ 385

In addition to being the Corporate General Partner of the partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for certain of the Local Limited Partnerships included above. The Local Limited Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $17,000 and $12,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The management fee was approximately $59,000 and $67,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $8,000 for each of the nine month periods ended September 30, 2003 and 2002, and is included in general and administrative expenses.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Note 5 - Abandonment of Limited Partnership Units

During the year ended December 31, 2002 and the nine months ended September 30, 2003, the number of Limited Partnership Units decreased by 42 and 11 units, respectively due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The net loss per limited partnership interest on the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year or 13,158 units for the nine months ended September 30, 2003 and 13,200 units for the nine months ended September 30, 2002.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of September 30, 2003, the Partnership had cash of approximately $2,300,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $44,000 and $85,000 in interest income for the nine months ended September 30, 2003, and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The decrease in interest income during the nine months ended September 30, 2003 is primarily a result of decreasing interest rates and a distribution paid to partners during the nine months ended September 30, 2003. The Partnership advanced a total of approximately $38,000 to one of the Local Limited Partnerships during the nine months ended September 30, 2003 and approximately $54,000 to three of the Local Limited Partnerships during the nine months ended September 30, 2002 to fund operations. These amounts are included in equity in loss of Local Limited Partnerships for the nine months ended September 30, 2003 and 2002 as the investment in these Local Limited Partnerships has no basis and the Partnership believes that the collection of these advances is doubtful. The Partnership received distributions from two of the Local Limited Partnerships during the nine months ended September 30, 2003 and one of the Local Limited Partnerships during the nine months ended September 30, 2002 in the amount of approximately $35,000 and $8,000, respectively. During the nine months ended September 30, 2003, there was a distribution paid to partners of approximately $3,000,000. There were no distributions paid during the corresponding period of 2002.

Results of Operations

At September 30, 2003, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received a distribution from two of the Local Limited Partnerships during the nine months ended September 30, 2003 and one of the Local Limited Partnerships during the nine months ended September 30, 2002 in the amount of approximately $35,000 and $8,000, respectively.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2003.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the lower-tier Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $20,000 and $59,000 for the three and nine months ended September 30, 2003 and approximately $22,000 and $67,000 for the three and nine months ended September 30, 2002.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $16,000 and $64,000 for the three and nine months ended September 30, 2003 and approximately $11,000 and $52,000 for the three and nine months ended September 30, 2002. The increase in these expenses is primarily due to increased audit fees. General and administrative expenses were approximately $7,000 and $23,000 for the three and nine months ended September 30, 2003 and approximately $3,000 and $21,000 for the three and nine months ended September 30, 2002. The increase in general and administrative expenses for the three and nine months ended September 30, 2003 was primarily due to increased costs incurred to communicate with investors.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per interest data):

                       Nine Months                       Nine Months
                          Ended         Per Limited         Ended          Per Limited
                      September 30,     Partnership     September 30,      Partnership
                          2003           Interest            2002           Interest

Operations               $3,000           $228.00            $ --             $ --

Other

AIMCO and its affiliates owned 1,318.47 limited partnership units (the "Units") in the Partnership representing 20.04% of the outstanding units at September 30, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusions on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            Exhibit 3, The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

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

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            Current Report on Form 8-K dated August 11, 2003 and filed with the Securities and Exchange Commission on August 13, 2003 disclosing the stipulation of settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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

                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.