Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2004-04-22
CIK 355573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year:  $49,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), and National Partnership Investments Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum and Leonard Crosby as limited partners. The business of REAL IV is conducted primarily by NAPICO. The general partners collectively have a one percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective individual investments.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

REAL IV holds limited partnership interests in seven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2003, after having 2 properties foreclosed during 2000 and selling its interests in 20 Local Limited Partnerships in 1998. Each of the Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Although each of the Local Limited Partnerships in which REAL IV has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

During 2003, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Limited Partnerships in which REAL IV, either directly or indirectly, has invested.

                SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                           IN WHICH REAL IV HAS AN INVESTMENT
                                    DECEMBER 31, 2003


                                                Units
                                              Authorized   Percentage    Percentage
                                 Financed     For Rental    Of Units      Of Units
                                Insured and   Assistance    Occupied      Occupied
                       No. of   Subsidized      Under     December 31,  December 31,
   Name and Location    Units      Under       Section        2003          2002

Branford Elderly II       44        (C)           44           99%           99%
Branford, CT

Daniel Scott              72        (B)           72           99%           91%
  Commons
Chester, PA

95 Vine Street            31        (A)           31           99%           96%
Hartford, CT

Oakridge Park Apts.       40        (C)           --           92%           95%
North Biloxi, MS

One Madison Ave.          27        (A)           27           92%           96%
Madison, ME

Scituate Vista           232        (A)          230           98%           98%
Cranston, RI

Village of Albany         32        (C)           25           85%           85%
Albany, WI

Totals                   478                     429

(A)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1994.

(B) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 220 of the National Housing Act.

(C) The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.


                           Real Estate
                           Associates IV    Original Cost
                        Percentage Of     Ownership Mortgage
      Partnership            Interest         Interest           Notes
                                           (in thousands)   (in thousands)

Branford Elderly II            99%            $  313        $    1,068
Daniel Scott Commons           99%               665             3,016
95 Vine Street                 99%               310               853
Oakridge Park Apts.            95%               161               939
One Madison Ave.               99%               213               696
Scituate Vista                 99%             1,800             3,559
Village of Albany              95%               185             1,023

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

Item 3.     Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2003, there were 2,063 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During the year ended December 31, 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests. No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of December 31, 2003, the Partnership had cash of approximately $2,213,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $49,000 and $114,000 in interest income for the years ended December 31, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The decrease in interest income during the year ended December 31, 2003 is primarily a result of decreasing interest rates and a distribution paid to partners during the year ended December 31, 2003. During the year ended December 31, 2003, there was a distribution paid to partners of approximately $3,000,000. There were no distributions paid during 2002.

The Partnership advanced a total of approximately $38,000 and $54,000 to one and three of the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively, to fund operations. These amounts are included in equity in loss of Local Limited Partnerships for the years ended December 31, 2003 and 2002 as the investment in these Local Limited Partnerships has no basis and the Partnership believes that collection of these advances is doubtful. The
Partnership received distributions from two and one of the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively, in the amounts of approximately $35,000 and $8,000, respectively.

Results of Operations

At December 31, 2003, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the
Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2003 and 2002, the Partnership recognized equity in loss of approximately $38,000 and $54,000, respectively, from the Local Limited Partnerships. The Partnership received distributions from two and one of the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively, of approximately $35,000 and $8,000, respectively. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of December 31, 2003.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the lower-tier Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $79,000 for both of the years ended December 31, 2003 and 2002.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $81,000 and $41,000 for the years ended December 31, 2003 and 2002, respectively. The increase in these expenses is primarily due to increased professional fees associated with the management of the Partnership. General and administrative expenses were approximately $38,000 and $25,000 for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to increased costs incurred to communicate with investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses which totaled approximately $10,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively.

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

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per interest data):


                       Year Ended       Per Limited       Year Ended       Per Limited
                      December 31,      Partnership      December 31,      Partnership
                          2003           Interest            2002           Interest

Operations               $3,000           $228.00            $ --             $ --


Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

Item 7.     Financial Statements

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Balance Sheet - December 31, 2003

Statements of Operations - Years Ended December 31, 2003 and 2002

Statement of Partners' (Deficiency) Equity - Years Ended December 31, 2003 and 2002

Statements of Cash Flows - Years Ended December 31, 2003 and 2002

Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Real Estate Associates Limited IV


We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2003, and the related statements of operations, partners' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 2 and 5. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
April 13, 2004

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)


                                DECEMBER 31, 2003





                              Assets
Cash and cash equivalents                                                         $2,213
Investments in and advances to local limited partnerships (Note 2)                    --
       Total Assets                                                               $2,213

          Liabilities and partners' (deficiency) equity
Liabilities:
  Accounts payable and accrued expenses                                            $ --

Contingencies (Note 7)

Partners' (deficiency) equity:
  General partners                                                   $ (221)
  Limited partners                                                    2,434        2,213

       Total liabilities and partners' (deficiency) equity                        $2,213


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)



                                                               Years Ended December 31,
                                                                 2003             2002
Revenues:
Interest and other income                                     $     49         $   114

Operating expenses:
  Legal and accounting                                              81              41
  Management fees - general partner (Note 3)                        79              79
  General and administrative (Note 3)                               38              25
      Total operating expenses                                     198             145

Loss from operations                                              (149)            (31)
Distributions from local limited partnerships
   recognized as income (Note 2)                                    35               8
Equity in loss of local limited partnerships (Note 2)              (38)            (54)

Net loss                                                       $  (152)         $  (77)

Net loss allocated to general partners (1%)                    $    (2)         $   (1)
Net loss allocated to limited partners (99%)                      (150)            (76)
                                                               $  (152)         $  (77)
Net loss per limited partnership interest (Note 6)             $(11.40)         $(5.76)

Distribution per limited partnership interest                  $228.00          $   --

                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                    (in thousands, except interests data)


                                                     General        Limited
                                                    Partners        Partners        Total

Partnership interests (A)                                            13,147

Partners' (deficiency) equity,
  December 31, 2001                                 $  (218)        $  5,660       $  5,442

Net loss for the year ended December 31, 2002            (1)             (76)           (77)

Partners' (deficiency) equity,
  December 31, 2002                                    (219)           5,584          5,365

Distributions to partners                                --           (3,000)        (3,000)

Net loss for the year ended
  December 31, 2003                                      (2)            (150)          (152)

Partners' (deficiency) equity,
  December 31, 2003                                 $  (221)        $  2,434       $  2,213


(A) Consists of 13,147  interests at December  31, 2003 and 13,158  interests at
  December 31, 2002. During 2003 and 2002, 11 and 42 interests were abandoned, respectively (Notes 1 and 6).


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                    For the years ended
                                                                       December 31,
                                                                    2003            2002
Cash flows from operating activities:
  Net loss                                                       $  (152)         $   (77)
  Adjustments to reconcile net loss to net cash used in
    used in operating activities:
      Equity in loss of local limited partnerships                    38               54
      Change in accounts:
        Accounts payable and accrued expenses                         (3)             (54)
        Due from general partner                                      57              (34)
  Net cash used in operating activities                              (60)            (111)

Cash flows used in investing activities
  Advances to local limited partnerships                             (38)             (54)

Cash flows used in financing activities
  Distributions to partners                                       (3,000)              --

Net decrease in cash and cash equivalents                         (3,098)            (165)
Cash and cash equivalents beginning of the year                    5,311            5,476

Cash and cash equivalents end of the year                        $ 2,213          $ 5,311

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the "Partnership") was formed under the California Limited Partnership Act on August 24, 1981. The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments
Corp. ("NAPICO"), the Corporate General Partner, and National Partnership Investments Associates ("NAPIA"), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,158 and 13,200 at the beginning of 2003 and 2002, respectively. See "Note 6" for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,213,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

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

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2003, the Partnership holds limited partnership interests in seven local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. See "Note 5" for additional information for each Local Limited Partnership.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 -Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2003.

The difference between the investment per the accompanying balance sheet at December 31, 2003, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003 and the combined results of operations for each of the two years in the period ended December 31, 2003 are as follows:

                        Condensed Combined Balance Sheet
                        Of the Local Limited Partnerships
                                December 31, 2003
                                 (in thousands)

Assets:
Land                                                        $ 1,273
Buildings and improvements, net of accumulated
  depreciation of approximately $13,958                       7,575
Other assets                                                  5,278
Total assets                                                $14,126

Liabilities and Partners' Equity:
Mortgage notes payable                                      $11,154
Other liabilities                                             1,265

Partners' Equity                                              1,707
Total Liabilities and Partners' Equity                      $14,126

                   Condensed Combined Results of Operations
                        Of the Local Limited Partnerships

                                                      Years Ended
                                                     December 31,
                                                 2003           2002
                                                    (in thousands)
Revenues:
  Rental and other income                      $4,629           $4,635

Expenses:
  Operating expenses                           $2,644           $2,510
  Interest                                      1,135            1,198
  Depreciation                                    693              695

Total expenses                                  4,472            4,403

Net income                                     $  157           $  232

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees. The amounts paid were approximately $16,000 and $11,000 in 2003 and 2002, respectively.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $79,000 for both of the years ended December 31, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

A reconciliation follows:

                                                    Years Ended
                                                    December 31,
                                                  2003       2002
                                                   (in thousands)
Net loss per financial statements              $ (152)     $  (77)
Add (deduct):
  Partnership's share of Local Limited
    Partnerships                                  666         900
  Other                                            34         (36)
Federal taxable income                         $  548      $  787
Federal taxable income per limited
  partnership interest                         $41.23      $59.03

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2003 (in thousands):

Net assets as reported                                   $ 2,213
Differences in basis of assets and liabilities:
  Investment in Local Limited Partnerships                (5,029)
  Syndication costs                                        3,565
  Other                                                       19
  Net assets - tax basis                                 $   768

Note  5  -  Real  Estate  and   Accumulated   Depreciation   of  Local  Limited
         Partnerships in Which Real IV has Invested

                                    Gross Amount at which
                                    Carried at December 31, 2003
                                     (in thousands)

                                                Buildings
                                                   And
                                                 Personal            Accumulated   Date of
   Description            Encumbrances   Land    Property   Total    DepreciationConstruction
   Branford Elderly II      $ 1,068      $ 305   $ 1,877   $ 2,182     $ 914       1982-83
   Daniel Scott Commons        3,016        92     4,030     4,122      2,196      1982-83
   95 Vine Street                853       280     1,771     2,051        938      1982-83
   Oakridge Park Apts.           939        40     1,219     1,259      1,153      1982-83
   One Madison Ave.              696        84     1,171     1,255        836      1982-83
   Scituate Vista              3,559       412    10,240    10,652      7,095      1982-83
   Village of Albany           1,023        60     1,225     1,285        826      1982-83
   Total                    $ 11,154    $1,273   $21,533   $22,806    $13,958

Reconciliation of "real estate and accumulated depreciation":

                                       Year Ended December 31, 2003
                                              (in thousands)
Real Estate
Balance at beginning of year                     $22,712
  Property improvements                               94
Balance at end of year                           $22,806

Accumulated Depreciation
Balance at beginning of year                     $13,295
  Depreciation expense                               693
  Disposal of assets                                 (30)
Balance at end of year                           $13,958

Note 6 - Abandonment of Limited Partnership Units

During the years ended December 31, 2003 and 2002, the number of Units decreased by 11 and 42 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The net loss per limited partnership interest on the accompanying statements of operations is calculated based on the number of Units outstanding at the beginning of the year.

Note 7 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

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

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

Real Estate Associates Limited IV (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              59    Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of REAL IV. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

         Entity                             Number of Units    Percentage

         AIMCO Properties, LP
          (an affiliate of AIMCO)              1,455.47          22.12%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL IV.

Item 12.    Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interest in the capital accounts of the respective partnerships. The fee was approximately $79,000 for both of the years ended December 31, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 3, Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

            Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit  99.1  Independent  Auditors  Report  for  Better  Housing
            Associates

            Exhibit 99.2 Independent Auditors Report for The Branford Group Limited Partnership

            Exhibit 99.3 Independent Auditors Report for Pennsylvania Housing Partners

            Exhibit 99.4 Independent Auditors Report for Oak Ridge Park Apartments I

            Exhibit 99.5 Independent Auditors Report for One Madison Avenue Associates

      (b) Reports on Form 8-K filed during the fourth quarter of 2003:

            Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003 disclosing the court approval of the Stipulation of Settlement between the Corporate General Partner and the plaintiffs.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $42,000 and $26,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid Ernst & Young LLP for tax services of approximately $26,000 for both 2003 and 2002.

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


                                    Date: April 21, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                    Date: April 21, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive  Date:  April 21, 2004
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior Vice President and   Date:  April 21, 2004
Brian H. Shuman                 Chief Financial Officer

                        REAL ESTATE ASSOCIATES LIMITED IV
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


   3 Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

   31.1     Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2     Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1     Independent Auditors Report for Better Housing Associates

   99.2     Independent   Auditors  Report  for  The  Branford  Group  Limited
   Partnership

   99.3     Independent Auditors Report for Pennsylvania Housing Partners

   99.4     Independent Auditors Report for Oak Ridge Park Apartments I

   99.5     Independent Auditors Report for One Madison Avenue Associates

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

Date:  April 21, 2004

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

Date:  April 21, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited IV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 21, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 21, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Better Housing Associates, Limited Partnership

We have audited the accompanying balance sheets of Better Housing Associates, Limited Partnership, CHFA Project No. 85077 D (formerly Project No. 064_MRD_077) (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Housing Associates, Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying 2003 additional financial data (shown on pages 13 through 21) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 2003 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
January 16, 2004

Exhibit 99.2


INDEPENDENT AUDITORS' REPORT

To The General Partner
The Branford Group Limited Partnership
Woodbridge, Connecticut

We have audited the accompanying statement of financial position of The Branford Group Limited Partnership (a limited partnership), Connecticut Housing Finance Authority Project Number 81-019M as of December 31, 2003 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Branford Group Limited Partnership as of December 31, 2003 and the results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2004 on my consideration of The Branford Group Limited Partnership's internal controls and a report dated February 18, 2004 on its compliance with laws and regulations.


/s/ Michael A. Olenski, CPA, P.C.
North Haven, Connecticut
February 18, 2004

Exhibit 99.3

INDEPENDENT AUDITOR'S REPORT



Partners
Pennsylvania Housing Partners

We have audited the accompanying balance sheets of PENNSYLVANIA HOUSING PARTNERS (A Limited Partnership), DANIEL SCOTT COMMONS, FHA Project No. 034-35210-LD, as of December 31, 2003, 2002, and 2001, and the related statements of operations, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Housing Partners as of December 31, 2003, 2002, and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 14, 2004, on our consideration of Pennsylvania Housing Partners' internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Fishbein & Company, P.C.



February 14, 2004
Elkins Park, Pennsylvania

Exhibit 99.4

INDEPENDENT AUDITORS' REPORT



To the Partners
Oak Ridge Park Apartments, Ltd. (Phase I)
Biloxi, Mississippi

We have audited the accompanying balance sheets of Oak Ridge Park Apartments, Ltd. (Phase I), a limited partnership, RHS Project No.: 28-030-0640690512 as of December 31, 2003 and 2002 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Park Apartments, Ltd. (Phase I), RHS Project No.: 28-030-0640690512 as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002 is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2004 on our consideration of Oak Ridge Park Apartments, Ltd. (Phase I)'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Donald W. Causey & Associates, P.C.
DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
January 30, 2004

Exhibit 99.5

INDEPENDENT AUDITOR'S REPORT



The Partners
One Madison Avenue Associates

We have audited the balance sheet of One Madison Avenue Associates, a limited partnership, as of December 31, 2003, and the related statements of income and partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of One Madison Avenue Associates as of December 31, 2002, were audited by other auditors whose report dated February 3, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of One Madison Avenue Associates as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules 1 through 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Perry, Fitts, Boulette & Fitton
Oakland, Maine
January 27, 2004