Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2004-05-14
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 2004

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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                 MARCH 31, 2004



Assets
Cash and cash equivalents                                            $ 2,190
Investments in and advances to local limited
 partnerships (Note 2)                                                    --
    Total Assets                                                     $ 2,190

Liabilities and partners' (deficiency) equity
Liabilities
   Accounts payable and accrued expenses                             $    13
   Due to affiliates (Note 3)                                             10

Contingencies (Note 4)

Partners' (deficiency) equity
   General partner                                 $   (221)
   Limited partners                                   2,388            2,167
                                                                     $ 2,190

              See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                   (in thousands, except per interest data)



                                                                      Three Months Ended
                                                                           March 31,
                                                                       2004        2003
           Revenues:
             Interest income                                          $     5     $    21

           Operating expenses:
             Legal and accounting                                          24          14
             Management fees - general partner (Note 3)                    20          20
             General and administrative (Note 3)                            7           7
                   Total operating expenses                                51          41
           Net loss                                                    $  (46)     $  (20)


           Net loss allocated to general partners (1%)                     --          --
           Net loss allocated to limited partners (99%)                   (46)        (20)
           Net loss                                                    $  (46)     $  (20)

           Net loss per limited partnership interest (Note 5)          $(3.50)     $(1.52)

                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)

                      (in thousands, except interests data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                   13,147

Partners' (deficiency) equity,
  December 31, 2003                     $ (221)          $ 2,434           $2,213

Net loss for the three months
  ended March 31, 2004                      --                (46)           (46)

Partners' (deficiency) equity,
  March 31, 2004                        $ (221)          $ 2,388           $2,167

(A)   Consists  of 13,147  investment  interests  at March 31,  2004 and  13,158 investment interests at March 31, 2003. During the year ended December 31,
      2003, 11 interests were abandoned (Note 5).

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                        $  (46)        $   (20)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Change in accounts:
      Accounts payable and accrued expenses                           13              13
      Due to affiliates                                               10              57
         Net cash (used in) provided by operating activities         (23)             50

Net (decrease) increase in cash and cash equivalents                 (23)             50
Cash and cash equivalents, beginning of period                     2,213           5,311
Cash and cash equivalents, end of period                         $ 2,190         $ 5,361

                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 MARCH 31, 2004

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investments Associates ("NAPIA"). The Corporate General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note 2 - Investments in Limited Partnerships

As of March 31, 2004, the Partnership holds limited partnership interests in seven local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects ("Projects") consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership was also entitled to 99.9% of the profits and losses of Real Estate Associates II ("REA II"). REA II was entitled to a 99% interest in each of the Local Limited Partnerships in which it had invested. Subsequent to March 31, 2004 the remaining cash held by REA II of approximately $15,000 was distributed to the Partnership as REA II no longer owns any Local Limited Partnerships and the entity will be dissolved. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2004.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments:

                                            Three Months Ended
                                                March 31,
                                              (in thousands)
                                           2004            2003

Revenues
  Rental and other income                $ 1,157          $ 1,159

Expenses
  Depreciation                               173              174
  Interest                                   284              299
  Operating                                  661              628

                                           1,118            1,101

Net income                                 $ 39            $ 58

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $4,000 and $8,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $20,000 for both of the three months ended March 31, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $13,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively, and is included in legal and accounting expenses and general and administrative expenses. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $3,000 for both of the three months ended March 31, 2004 and 2003. Included in legal and accounting expenses are costs related to preparation of a consent solicitation which is expected to be filed during the second quarter of 2004. Approximately $10,000 of these expenses were payable at March 31, 2004 and are included in due to affiliates.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note 5 - Abandonment of Limited Partnership Interests

During the year ended December 31, 2003, the number of limited partnership interests ("Interests") decreased by 11 Interests due to certain limited partners abandoning their Interests. In abandoning his or her Interests, a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The net loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of Interests outstanding at the beginning of the year which was 13,147 and 13,158 for the three months ended March 31, 2004 and 2003, respectively. There were no such abandonments in 2004.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of March 31, 2004, the Partnership had cash of approximately $2,190,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $5,000 and $21,000 in interest income for the three months ended March 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The decrease in interest income during the three months ended March 31, 2004 compared to the same period in 2003 is primarily a result of lower cash on hand due to a distribution of approximately $3,000,000 paid to partners during the year ended December 31, 2003. There were no distributions paid during the three months ended March 31, 2004.

Results of Operations

At March 31, 2004, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the
Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There were no distributions received during the three months ended March 31, 2004 and 2003.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2004.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $20,000 for both of the three months ended March 31, 2004 and 2003.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $24,000 and $14,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in legal expenses is related to costs incurred related to preparation of a consent solicitation which is expected to be filed during the second quarter of 2004. General and administrative expenses were approximately $7,000 for both of the three months ended March 31, 2004 and 2003. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $3,000 for both of the three months ended March 31, 2004 and 2003. Also included in general and administrative expenses are costs incurred to communicate with investors which totaled approximately $4,000 for both of the three months ended March 31, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at March 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, its sole stockholder.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99.9% of the profits and losses of REA II. REA II was entitled to a 99% interest in each of the Local Limited Partnerships in which it had invested. Subsequent to March 31, 2004 the remaining cash held by REA II was distributed as the partnership no longer owns any Local Limited Partnerships and the entity will be dissolved. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

            Current Report on Form 8-K dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: May 14, 2004

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

Date:  May 14, 2004

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

Date:  May 14, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 14, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 14, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.