Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2004-08-16
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to __________

                         Commission file number 0-12439


                      REAL  ESTATE  ASSOCIATES  LIMITED IV
       (Exact Name of Small Business Issuer as Specified in Its Charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  JUNE 30, 2004



Assets
Cash and cash equivalents                                            $ 2,132
Investments in and advances to local limited
 partnerships (Note 2)                                                    --
     Total Assets                                                    $ 2,132

Liabilities and partners' (deficiency) capital
Liabilities
   Accounts payable and accrued expenses                             $    29

Contingencies (Note 4)

Partners' (deficiency) capital
   General partners                                $   (222)
   Limited partners                                   2,325            2,103
                                                                     $ 2,132

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                   (in thousands, except per interest data)


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   2004          2003          2004        2003
Revenues:
Interest income                                  $     5      $    16        $    10      $    37

Operating Expenses:
  Legal and accounting                                25           33             49           48
  Management fees - partners (Note 3)                 19           20             39           39
  General and administrative (Note 3)                  7            8             14           16
        Total operating expenses                      51           61            102          103

Loss from operations                                 (46)         (45)           (92)         (66)
Distributions from limited partnerships
  recognized as income (Note 2)                        4           35              4           35
Distributions returned to limited
  partnerships recognized as loss (Note 2)           (22)          --            (22)          --
Net loss                                         $   (64)     $   (10)       $  (110)     $   (31)
Net loss allocated to general
 partners (1%)                                        (1)          --             (1)          --
Net loss allocated to limited
 partners (99%)                                      (63)         (10)          (109)         (31)
Net loss                                         $   (64)     $   (10)       $  (110)     $   (31)

Net loss per limited partnership
  interest (Note 5)                              $ (4.79)     $ (0.76)       $ (8.29)     $ (2.36)
Distributions per limited partnership
  Interest                                       $    --      $228.00        $    --      $228.00

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                 STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)

                      (in thousands, except interests data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  13,147

Partners' (deficiency) capital,
  December 31, 2003                     $ (221)          $ 2,434          $ 2,213

Net loss for the six months
  ended June 30, 2004                       (1)              (109)           (110)

Partners' (deficiency) capital,
  June 30, 2004                         $ (222)          $ 2,325          $ 2,103

(A)   Consists  of  13,147  investment  interests  at June 30,  2004 and  13,158 investment  interests at June 30, 2003. During the year ended December 31,
      2003, 11 interests were abandoned (Note 5).


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                        Six Months Ended
                                                                            June 30,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                           $ (110)         $ (31)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Change in accounts:
      Accounts payable and accrued expenses                              29              24
      Due to affiliates                                                  --              57
         Net cash (used in) provided by operating activities            (81)             50

Cash flows used in financing activities:
  Distribution to partners                                               --          (3,000)

Net decrease in cash and cash equivalents                               (81)         (2,950)

Cash and cash equivalents, beginning of period                        2,213           5,311

Cash and cash equivalents, end of period                            $ 2,132         $ 2,361


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  JUNE 30, 2004

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and changes in cash flows for the six months ended June 30, 2004 and 2003.

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

Recent Accounting Pronouncements

In January 2003 and revised December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements filed after December 15, 2004.

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

Note 2 - Investments in Limited Partnerships

As of June 30, 2004, the Partnership holds limited partnership interests in seven local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects ("Projects") consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership was also entitled to 99.9% of the profits and losses of Real Estate Associates II ("REA II"). REA II was entitled to a 99% interest in each of the Local Limited Partnerships in which it had invested. During the six months ended June 30, 2004 the remaining cash held by REA II of approximately $15,000 was distributed to the Partnership as REA II no longer owns interests in any Local Limited Partnerships and the entity was dissolved. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2004.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and six months ended June 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2004           2003             2004            2003
Revenues
  Rental and other          $ 1,120         $ 1,119         $ 2,277         $ 2,278

Expenses
  Depreciation                  174             175             347             349
  Interest                      284             227             568             526
  Operating                     572             446           1,233           1,074
                              1,030             848           2,148           1,949

Net income                    $ 90           $ 271           $ 129           $ 329

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $8,000 and $12,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $39,000 for both of the six month periods ended June 30, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for both of the six month periods ended June 30, 2004 and 2003 and is included in general and administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note 5 - Abandonment of Limited Partnership Interests

During the year ended December 31, 2003, the number of limited partnership interests ("Interests") decreased by 11 Interests due to certain limited partners abandoning their Interests. In abandoning his or her Interests, a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The net loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of Interests outstanding at the beginning of the year which was 13,147 and 13,158 for the six months ended June 30, 2004 and 2003, respectively. There were no such abandonments in 2004.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of June 30, 2004, the Partnership had cash of approximately $2,132,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $10,000 and $37,000 in interest income for the six months ended June 30, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The decrease in interest income during the six months ended June 30, 2004 compared to the same period in 2003 is primarily a result of lower cash on hand due to a distribution of approximately $3,000,000 paid to partners in June 2003. There were no distributions paid during the six months ended June 30, 2004.

Results of Operations

At June 30, 2004, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the
Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received a distribution from one of the Local Limited Partnerships during the six months ended June 30, 2004 and one of the Local Limited Partnerships during the six months ended June 30, 2003 in the amount of $4,000 and $13,000, respectively. Additionally, a distribution from an affiliated partnership of approximately $22,000 was recorded during the six months ended June 30, 2003. During the three months ended June 30, 2004 it was determined that this distribution was received in error and the cash was forwarded to the correct partnership.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of June 30, 2004.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $39,000 for the six month periods ended June 30, 2004 and 2003.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $25,000 and $49,000 for the three and six months ended June 30, 2004 and approximately $33,000 and $48,000 for the three and six months ended June 30, 2003. The decrease in legal and accounting expenses during the three months ended June 30, 2004 is primarily due to a decrease in audit fees. General and administrative expenses were approximately $7,000 and $14,000 for the three and six months ended June 30, 2004 and approximately $8,000 and $16,000 for the three and six months ended June 30, 2003. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the three and six month periods ended June 30, 2004 and 2003. Also included in general and administrative expenses are costs incurred to communicate with investors.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at June 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99.9% of the profits and losses of REA II. REA II was entitled to a 99% interest in each of the Local Limited Partnerships in which it had invested. During the six months ended June 30, 2004 the remaining cash held by REA II was distributed as the partnership no longer owns an interest in any Local Limited Partnerships and the entity was dissolved. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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

                                     Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.