Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2005-03-31
CIK 355573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $25,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL IV holds limited partnership interests in seven local limited partnerships (the "Local Limited Partnerships") as of December 31, 2004, after having 2 properties foreclosed during 2000 and selling its interests in 20 Local Limited Partnerships in 1998. Each of the Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2004, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Limited Partnerships in which REAL IV, either directly or indirectly, has invested.

                SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                           IN WHICH REAL IV HAS AN INVESTMENT
                                    DECEMBER 31, 2004


                                                Units
                                              Authorized   Percentage    Percentage
                                 Financed     For Rental    Of Units      Of Units
                                Insured and   Assistance    Occupied      Occupied
                       No. of   Subsidized      Under     December 31,  December 31,
   Name and Location    Units      Under       Section        2004          2003

Branford Elderly II       44        (C)           44           98%           99%
Branford, CT

Daniel Scott              72        (B)           72           94%           99%
  Commons
Chester, PA

95 Vine Street            31        (A)           31           97%           99%
Hartford, CT

Oakridge Park Apts.       40        (C)           --           90%           92%
North Biloxi, MS

One Madison Ave.          27        (A)           27           96%           92%
Madison, ME

Scituate Vista           232        (A)          230           98%           98%
Cranston, RI

Village of Albany         32        (C)           25           83%           85%
Albany, WI

Totals                   478                     429

(A)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1994.

(B) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 220 of the National Housing Act.

(C) The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.


                           Real Estate
                           Associates IV   Original Cost
                            Percentage      Of Ownership        Mortgage
      Partnership            Interest         Interest           Notes
                                           (in thousands)   (in thousands)

Branford Elderly II            99%            $  313        $    1,068
Daniel Scott Commons           99%               665             3,016
95 Vine Street                 99%               310               918
Oakridge Park Apts.            95%               161               939
One Madison Ave.               99%               213               696
Scituate Vista                 99%             1,800             2,894
Village of Albany              95%               185             1,023

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

Item 4.     Submission of Matters to a Vote of Security Holders

On December 21, 2004, the Partnership began soliciting the consent of its limited partners to an amendment ("the Amendment") to the agreement of limited partnership of the Partnership to (1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must be at least as great as the tax liability to the limited partners resulting from the sale and (2) to modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that a sale of a single project (or sale of project interests related to a single project) does not require limited partner approval, even if all projects or project interests are eventually sold.

On January 25, 2005, the consent solicitation expired pursuant to its terms. Limited partners owning more than 50% of all outstanding limited partnership units in the Partnership consented to the Amendment.

On January 31, 2005, the Corporate General Partner of the Partnership executed the Amendment as the general partner and on behalf of the limited partners.

                                     PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2004, there were 2,065 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During the year ended December 31, 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests. No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of December 31, 2004, the Partnership had cash of approximately $1,988,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $25,000 and $49,000 in interest income for the years ended December 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The decrease in interest income during the year ended December 31, 2004 is primarily a result of lower cash on hand due to a distribution of approximately $3,000,000 paid to partners in June 2003. There were no distributions paid during 2004.

The Partnership advanced a total of approximately $53,000 and $38,000 to one of the Local Limited Partnerships during each of the years ended December 31, 2004 and 2003, respectively, to fund operations. These amounts are included in advances made to limited partnerships recognized as expense for the years ended December 31, 2004 and 2003, respectively, as the investment in these Local Limited Partnerships has no basis and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At December 31, 2004, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the
Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received a distribution from one of the Local Limited Partnerships during each of the years ended December 31, 2004 and 2003 in the amount of approximately $4,000 and $13,000, respectively. Additionally, a distribution from an affiliated partnership of approximately $22,000 was recorded during the year ended December 31, 2003. During the year ended December 31, 2004 it was determined that this distribution was received in error and the cash was forwarded to the correct partnership.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of December 31, 2004.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $79,000 for both of the years ended December 31, 2004 and 2003.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $98,000 and $81,000 for the years ended December 31, 2004 and 2003, respectively. The increase in legal and accounting expenses during the year ended December 31, 2004 is primarily due to an increase in legal expenses, partially offset by reduced audit fees. General and administrative expenses were approximately $26,000 and $38,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in general and administrative expenses during the year ended December 31, 2004 is primarily due to decreased costs incurred to communicate with investors. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $10,000 for both of the years ended December 31, 2004 and 2003.

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

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per interest data):

                       Year Ended       Per Limited       Year Ended       Per Limited
                      December 31,      Partnership      December 31,      Partnership
                          2004           Interest            2003           Interest

Operations                $ --             $ --             $3,000           $228.00

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIE's for which the Partnership was not the primary beneficiary. Those five VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 375 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 7.     Financial Statements

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004

Statements of Operations - Years Ended December 31, 2004 and 2003

Statement of Partners' (Deficiency) Equity - Years Ended December 31, 2004 and 2003

Statements of Cash Flows - Years Ended December 31, 2004 and 2003

Notes to Financial Statements

            Report of Independent Registered Public Accounting Firm



The Partners
Real Estate Associates Limited IV


We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2004, and the related statements of operations, partners' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
March 29, 2005

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004


                              Assets
Cash and cash equivalents                                                         $1,988
Investments in and advances to local limited partnerships (Note 2)                    --
       Total Assets                                                               $1,988

          Liabilities and partners' (deficiency) equity Liabilities:
  Accounts payable and accrued expenses                                            $ 24

Contingencies (Note 7)

Partners' (deficiency) equity:
  General partners                                                   $ (223)
  Limited partners                                                    2,187        1,964

       Total liabilities and partners' (deficiency) equity                        $1,988

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)

                                                               Years Ended December 31,
                                                                 2004             2003
Revenues:
Interest and other income                                     $     25         $     49

Operating expenses:
  Legal and accounting                                              98               81
  Management fees - partners (Note 3)                               79               79
  General and administrative (Note 3)                               26               38
      Total operating expenses                                     203              198

Loss from operations                                              (178)            (149)
Distributions from local limited partnerships
   recognized as income (Note 2)                                     4               35
Distributions returned to limited partnerships
   recognized as loss (Note 2)                                     (22)              --
Advances made to limited partnerships recognized
   as expense (Note 2)                                             (53)             (38)

Net loss (Note 4)                                              $  (249)         $  (152)

Net loss allocated to general partners (1%)                    $    (2)         $    (2)
Net loss allocated to limited partners (99%)                      (247)            (150)
                                                               $  (249)         $  (152)
Net loss per limited partnership interest (Note 6)             $(18.79)         $(11.40)

Distribution per limited partnership interest                  $    --          $228.00

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                 (in thousands, except partnership interests)


                                                     General        Limited
                                                    Partners        Partners        Total

Partnership interests (A)                                            13,147

Partners' (deficiency) equity,
  December 31, 2002                                 $  (219)        $  5,584       $  5,365

Distributions to partners                                --           (3,000)        (3,000)

Net loss for the year ended
  December 31, 2003                                      (2)            (150)          (152)

Partners' (deficiency) equity,
  December 31, 2003                                    (221)           2,434          2,213

Net loss for the year ended
  December 31, 2004                                      (2)            (247)          (249)

Partners' (deficiency) equity,
  December 31, 2004                                 $  (223)        $  2,187       $  1,964


(A)   Consists of 13,147 partnership interests at December 31, 2004 and December
      31, 2003. During 2003, 11 interests were abandoned (Notes 1 and 6).


                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    For the years ended
                                                                       December 31,
                                                                    2004            2003
Cash flows from operating activities:
  Net loss                                                       $  (249)         $  (152)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Advances made to limited partnerships recognized                53               38
        as expense
      Change in accounts:
        Accounts payable and accrued expenses                         24               (3)
        Due from general partner                                      --               57
  Net cash used in operating activities                             (172)             (60)

Cash flows used in investing activities
  Advances to limited partnerships                                   (53)             (38)

Cash flows used in financing activities
  Distributions to partners                                           --           (3,000)

Net decrease in cash and cash equivalents                           (225)          (3,098)

Cash and cash equivalents beginning of the year                    2,213            5,311

Cash and cash equivalents end of the year                        $ 1,988          $ 2,213

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

On December 21, 2004, the Partnership began soliciting the consent of its limited partners to an amendment ("the Amendment") to the agreement of limited partnership of the Partnership to (1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must be at least as great as the tax liability to the limited partners resulting from the sale and (2) to modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that a sale of a single project (or sale of project interests related to a single project) does not require limited partner approval, even if all projects or project interests are eventually sold. On January 25, 2005, the consent solicitation expired pursuant to its terms. Limited partners owning more than 50% of all outstanding limited partnership units in the Partnership consented to the Amendment. On January 31, 2005, the Corporate General Partner of the Partnership executed the Amendment as the general partner and on behalf of the limited partners.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,147 and 13,158 at the beginning of 2004 and 2003, respectively. See "Note 6" for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. The Partnership has its cash and cash equivalents on deposit in one concentration account. Such cash and cash equivalents may be in excess of the FDIC insurance limit.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIE's for which the Partnership was not the primary beneficiary. Those five VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 375 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2004, the Partnership holds limited partnership interests in seven local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. See "Note 5" for additional information for each Local Limited Partnership.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 -Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received a distribution from one of the Local Limited Partnerships during each of the years ended December 31, 2004 and 2003 in the amount of approximately $4,000 and $13,000, respectively. Additionally, a distribution from an affiliated partnership of approximately $22,000 was recorded during the year ended December 31, 2003. During the year ended December 31, 2004 it was determined that this distribution was received in error, the cash was forwarded to the correct partnership and is included in distribution returned to limited partnerships recognized as loss.

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

The Partnership advanced a total of approximately $53,000 and $38,000 to one of the Local Limited Partnerships during each of the years ended December 31, 2004 and 2003, respectively, to fund operations. These amounts are included in advances made to limited partnerships recognized as expense for the years ended December 31, 2004 and 2003, respectively, as the investment in these Local Limited Partnerships has no basis and the Partnership believes that the collection of these advances is doubtful.

One of the Local Limited Partnership, Daniel Scott Commons, is in default on its mortgage due to its failure to make the February and March 2005 payments. The Local Limited Partnership risks losing the property to foreclosure. The Partnership has no remaining investment balance in this Local Limited
Partnership so this default had no effect on the Partnership's investment balance.

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2004.

The difference between the investment per the accompanying balance sheet at December 31, 2004, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership's recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2004 and the combined results of operations for each of the two years in the period ended December 31, 2004 are as follows:

                        Condensed Combined Balance Sheet
                        Of the Local Limited Partnerships
                                December 31, 2004
                           (in thousands - unaudited)

Assets:
Land                                                        $ 1,273
Buildings and improvements, net of accumulated
  depreciation of approximately $14,627                       7,007
Other assets                                                  5,432
Total assets                                                $13,712

Liabilities and Partners' Equity:
Mortgage notes payable                                      $10,554
Other liabilities                                             1,173

Partners' Equity                                              1,985
Total Liabilities and Partners' Equity                      $13,712

                   Condensed Combined Results of Operations
                        Of the Local Limited Partnerships

                                                      Years Ended
                                                     December 31,
                                                 2004            2003
                                              (in thousands - unaudited)
Revenues:
  Rental and other income                       $4,587          $4,629

Expenses:
  Operating expenses                            $2,572          $2,644
  Interest                                       1,037           1,135
  Depreciation                                     689             693

Total expenses                                   4,298           4,472

Net income                                      $  289          $  157

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees. The amounts paid were approximately $16,000 for both 2004 and 2003.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $79,000 for both of the years ended December 31, 2004 and 2003.

NAPICO charged the Partnership reimbursement of certain expenses amounting to approximately $10,000 for both of the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

                                                    Years Ended
                                                    December 31,
                                                  2004        2003
                                                  (in thousands)
Net loss per financial statements              $ (249)     $ (152)
Add (deduct):
  Partnership's share of Local Limited
    Partnerships                                  846         666
  Other                                            52          34
Federal taxable income                         $  649      $  548
Federal taxable income per limited
  partnership interest                         $48.87      $41.23

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2004 (in thousands):

Net assets as reported                                   $ 1,964
Differences in basis of assets and liabilities:
  Investment in Local Limited Partnerships                (4,185)
  Syndication costs                                        3,565
  Other                                                       74
  Net assets - tax basis                                 $ 1,418

Note  5  -  Real  Estate  and   Accumulated   Depreciation   of  Local  Limited
         Partnerships in Which Real IV has Invested (Unaudited)

                                    Gross Amount at which
                                Carried at December 31, 2004
                                     (in thousands- unaudited)

                                                Buildings
                                                   And
                                                 Personal            Accumulated   Date of
   Description            Encumbrances   Land    Property   Total    DepreciationConstruction
   Branford Elderly II      $ 1,068      $ 305   $ 1,886   $ 2,191     $ 967       1982-83
   Daniel Scott Commons        3,016        92      4,067     4,159      2,309     1982-83
   95 Vine Street                918       280      1,813     2,093        989     1982-83
   Oakridge Park Apts.           939        40      1,219     1,259      1,166     1982-83
   One Madison Ave.              696        84      1,176     1,260        880     1982-83
   Scituate Vista              2,894       412     10,243    10,655      7,445     1982-83
   Village of Albany           1,023        60      1,230     1,290        871     1982-83
   Total                    $ 10,554    $1,273   $ 21,634  $ 22,907   $ 14,627

Reconciliation of "real estate and accumulated depreciation":

                                         Year Ended December 31,
                                       (in thousands - unaudited)
Real Estate                            2004                 2003
Balance at beginning of year         $22,806              $22,712
  Property improvements                  101                   94
Balance at end of year               $22,907              $22,806

Accumulated Depreciation
Balance at beginning of year         $13,958              $13,295
  Depreciation expense                   689                  693
  Disposal of assets                     (20)                 (30)
Balance at end of year               $14,627              $13,958

Note 6 - Abandonment of Limited Partnership Interests

During the year ended December 31, 2003, the number of limited partnership interests ("Interests") decreased by 11 Interests due to certain limited partners abandoning their Interests. In abandoning his or her Interests, a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The net loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of Interests outstanding at the beginning of the year, which was 13,147 and 13,158 for the years ended December 31, 2004 and 2003, respectively. There were no such abandonments in 2004.

Note 7 - Contingencies

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Harry G. Alcock                 42    Executive Vice President and
                                        Director
David R. Robertson              39    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of REAL IV. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

         Entity                             Number of Units    Percentage

         AIMCO Properties, LP
          (an affiliate of AIMCO)              1,455.47          22.14%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL IV.

Item 12.    Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnerships interest in the capital accounts of the respective partnerships. The fee was approximately $79,000 for both of the years ended December 31, 2004 and 2003.

NAPICO charged the Partnership reimbursement of certain expenses amounting to approximately $10,000 for both of the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

See Exhibit Index Attached.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $42,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $12,000 and $26,000 for 2004 and 2003, respectively.

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


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Executive Vice President      Date: March 31, 2005
Harry G. Alcock                and Director

/s/David R. Robertson         President,   Chief  Executive  Date:March 31, 2005
David R. Robertson             Officer and Director

/s/Brian H. Shuman            Senior  Vice  President  and  Date: March 31, 2005
Brian H. Shuman                 Chief Financial Officer

                        REAL ESTATE ASSOCIATES LIMITED IV
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


   3 Articles of incorporation and by laws. The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

   3.1      Amendments  to  Restated   Certificate   and  Agreement  of  Limited
            Partnership (filed with Form 8-K dated February 2, 2005 and incorporated herein by reference).

   3.2 Restated Certificate and Agreement of Limited Partnership (complete text as amended) (filed with Form 8-K dated February 2, 2005 and incorporated herein by reference).

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

Date:  March 31, 2005

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

Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited IV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 31, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.