Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2005-08-15
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  JUNE 30, 2005



Assets
Cash and cash equivalents                                            $ 1,907
Investments in and advances to local limited
 partnerships (Note 2)                                                    --
Other assets                                                              14
     Total Assets                                                    $ 1,921

Liabilities and partners' (deficiency) equity
Liabilities
   Accounts payable and accrued expenses                             $    21

Contingencies (Note 4)

Partners' (deficiency) equity
   General partners                                $   (224)
   Limited partners                                   2,124            1,900
                                                                         $ 1,921

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                   (in thousands, except per interest data)



                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   2005          2004          2005        2004
Revenues:
Interest income                                  $    14      $     5        $    25      $    10

Operating expenses:
  Legal and accounting                                20           25             39           49
  Management fees - partners (Note 3)                 20           19             39           39
  General and administrative (Note 3)                  3            7             11           14
        Total operating expenses                      43           51             89          102

Loss from operations                                 (29)         (46)           (64)         (92)
Distributions from limited partnerships
  recognized as income (Note 2)                       --            4             --            4
Distributions returned to limited
  partnerships recognized as loss (Note 2)            --          (22)            --          (22)
Net loss                                         $   (29)     $   (64)       $   (64)     $  (110)
Net loss allocated to general
 partners (1%)                                        --           (1)            (1)          (1)
Net loss allocated to limited
 partners (99%)                                      (29)         (63)           (63)        (109)
Net loss                                         $   (29)     $   (64)       $   (64)     $  (110)

Net loss per limited partnership
  interest (Note 1)                              $ (2.21)     $ (4.79)       $ (4.79)     $ (8.29)

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)

                      (in thousands, except interests data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  13,147

Partners' (deficiency) equity,
  December 31, 2004                     $ (223)          $ 2,187          $ 1,964

Net loss for the six months
  ended June 30, 2005                       (1)               (63)            (64)

Partners' (deficiency) equity,
  June 30, 2005                         $ (224)          $ 2,124          $ 1,900

(A)   Consists of 13,147  investment  interests  at June 30, 2005 and June 30,
      2004.

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net loss                                                           $ (64)          $ (110)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Change in accounts:
      Accounts payable and accrued expenses                              (3)             29
      Other assets                                                      (14)             --
         Net cash used in operating activities                          (81)            (81)

Net decrease in cash and cash equivalents                               (81)            (81)

Cash and cash equivalents, beginning of period                        1,988           2,213

Cash and cash equivalents, end of period                            $ 1,907         $ 2,132

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  JUNE 30, 2005

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at June 30, 2005. The number of limited partnership interests was 13,147 as of June 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary. Those five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 375 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same five VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Limited Partnerships

As of June 30, 2005, the Partnership holds limited partnership interests in seven local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 478 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the six months ended June 30, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the six months ended June 30, 2004.

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

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing Partners Limited Partnership ("Pennsylvania Housing"), which owns Daniel Scott Commons, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Pennsylvania Housing's general partner, which is otherwise unaffiliated with the Partnership or the Partnership's general partner, has informed the Partnership that the FHA-insured loan was in default and that the United States Department of Housing and Urban Development terminated the Property's Section 8 Housing Assistance Payment contract. The Pennsylvania Housing partnership agreement does not afford the Partnership approval rights over the filing of a bankruptcy. The Partnership has no remaining investment balance in the assets of Pennsylvania Housing.

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2005.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and six months ended June 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments:

                                Three Months Ended             Six Months Ended
                                     June 30,                      June 30,
                                2005          2004            2005            2004
                                           (Restated)                      (Restated)
Revenues
  Rental and other             $   359       $   319        $   706         $   665

Expenses
  Depreciation                      52            52            105             104
  Interest                          84            88            167             176
  Operating                        238           229            452             441
                                   374           369            724             721
Loss from continued
  operations                       (15)          (50)           (18)            (56)
Income from discontinued
  operations                       167           140            242             185
Net income                     $   152       $    90        $   224         $   129

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined statement of operations for the three and six months ended June 30, 2004 have been restated to exclude the operations of Pennsylvania Housing Partners and Scituate Vista Local Partnerships due to their bankruptcy and sale during June and July 2005, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees. The amounts paid were approximately $8,000 for both the six month periods ended June 30, 2005 and 2004.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $39,000 for both of the six month periods ended June 30, 2005 and 2004.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for both the six month periods ended June 30, 2005 and 2004, and is included in general and administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note 5 - Subsequent Event

On July 29, 2005 the Partnership sold its interest in Scituate Vista Limited Partnership for approximately $4,755,000. The Partnership had no remaining investment balance in this Local Limited Partnership so the proceeds were recognized as gain on sale of investment during the third quarter of 2005.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. As of June 30, 2005, the Partnership had cash of approximately $1,907,000. Substantially all of this cash is invested in interest bearing accounts. This resulted in the Partnership earning approximately $25,000 and $10,000 in interest income for the six months ended June 30, 2005 and 2004, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income during the six months ended June 30, 2005 compared to the same period in 2004 is primarily a result of increasing interest rates.

Results of Operations

At June 30, 2005, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. One of the Local Limited Partnerships has filed for bankruptcy and the Partnership's investment in one was sold subsequent to June 30, 2005. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received no distributions during the six months ended June 30, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the six months ended June 30, 2004. Additionally, a distribution from an affiliated partnership of approximately $22,000 was recorded during the six months ended June 30, 2003. During the three months ended June 30, 2004 it was determined that this distribution was received in error and the cash was forwarded to the correct partnership.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of June 30, 2005.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $39,000 for both of the six month periods ended June 30, 2005 and 2004.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $20,000 and $39,000 for the three and six months ended June 30, 2005 and approximately $25,000 and $49,000 for the three and six months ended June 30, 2004. The decrease in legal and accounting expenses during the three and six months ended June 30, 2005 is primarily due to a decrease in legal expenses related to a consent solicitation sent to the investors in 2004. General and administrative expenses were approximately $3,000 and $11,000 for the three and six months ended June 30, 2005 and approximately $7,000 and $14,000 for the three and six months ended June 30, 2004. The decrease in general and administrative expenses during the three and six months ended June 30, 2005 is primarily due to a decrease in costs incurred to communicate with investors. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the six month periods ended June 30, 2005 and 2004.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at June 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary. Those five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 375 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same five VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date:  August 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 15, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.