Form 10QSB
period 2005-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2005-11-14
CIK 355573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED IV

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               SEPTEMBER 30, 2005

Assets
Cash and cash equivalents                                                   $ 6,667
Investments in and advances to local limited partnerships
  (Note 2)                                                                       --
Other assets                                                                     14
                                                                            $ 6,681

Liabilities and partners' equity
Liabilities
   Accounts payable and accrued expenses                                    $    34
   Due to affiliates (Note 3)                                                    16

Contingencies (Note 4)

Partners' equity
   General partners                                             $     45
   Limited partners                                                6,586      6,631
                                                                            $ 6,681

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                   (in thousands, except per interest data)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2005          2004           2005          2004
Revenues:
Interest income                             $    24       $     7       $     49       $     17

Operating expenses:
  Legal and accounting                           22            26             61             75
  Management fees - partners (Note 3)            20            20             59             59
  General and administrative (Note 3)             6             7             17             21
        Total operating expenses                 48            53            137            155

Loss from operations                            (24)          (46)           (88)          (138)
Gain on sale of local limited
  partnership interest (Note 2)               4,755            --          4,755             --
Distributions from local limited
  partnerships recognized as income
   (Note 2)                                      --            --             --              4
Distributions returned to local
  limited partnerships recognized
  as loss (Note 2)                               --            --             --            (22)
Advances made to local limited
  partnerships recognized as expense             --           (53)            --            (53)
Net income (loss)                           $ 4,731       $   (99)       $ 4,667        $  (209)

Net income (loss) allocated to general
  partners                                  $   269       $    (1)       $   268        $    (2)
Net income (loss) allocated to limited
 partners                                     4,462           (98)         4,399           (207)

Net income (loss)                           $ 4,731       $   (99)       $ 4,667        $  (209)

Net income (loss) per limited
  partnership interest (Note 1)             $339.39       $ (7.45)       $334.60        $(15.75)

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                 (in thousands, except partnership interests)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  13,147

Partners' (deficiency) equity,
  December 31, 2004                     $ (223)         $   2,187       $  1,964

Net income for the nine months
  ended September 30, 2005                 268              4,399          4,667

Partners' equity,
  September 30, 2005                    $   45          $   6,586       $  6,631

(A)   Consists of 13,147 investment units at September 30, 2005 and 2004.


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net income (loss)                                                 $ 4,667          $ (209)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Gain on sale of local limited partnership interest                (4,755)             --
   Advances made to limited partnerships recognized as
    expense                                                              --              53
     Change in accounts:
      Other assets                                                      (14)             --
      Accounts payable and accrued expenses                              10              46
      Due to affiliates                                                  16              --
         Net cash used in operating activities                          (76)           (110)

Cash flows used in investing activities:
  Proceeds from sale of local limited partnership interest            4,755              --
  Advances to limited partnerships                                       --             (53)
         Net cash provided by (used in) investing activities          4,755             (53)

Net increase (decrease) in cash and cash equivalents                  4,679            (163)

Cash and cash equivalents beginning of period                         1,988           2,213

Cash and cash equivalents end of period                             $ 6,667         $ 2,050


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                               SEPTEMBER 30, 2005

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at September 30, 2005. The number of limited partnership interests was 13,147 as of September 30, 2005 and 2004.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all local limited partnerships ("Local Limited Partnerships") in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership sold its interest in one of these VIEs. The remaining four VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 143 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Limited Partnerships

As of September 30, 2005, the Partnership holds limited partnership interests in seven Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 246 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the nine months ended September 30, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the nine months ended September 30, 2004.

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

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing Partners Limited Partnership ("Pennsylvania Housing"), which owns Daniel Scott Commons, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Pennsylvania Housing's general partner, which is otherwise unaffiliated with the Partnership or the Partnership's general partner, has informed the Partnership that the FHA-insured loan was in default and that the United States Department of Housing and Urban Development terminated the Property's Section 8 Housing Assistance Payment contract and commenced the foreclosure process. The
Pennsylvania Housing partnership agreement does not afford the Partnership approval rights over the filing of a bankruptcy. The Partnership has no remaining investment balance in the assets of Pennsylvania Housing.

During the nine months ended September 30, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Apartments that occurred on July 29, 2005. The
Partnership  had  no  remaining   investment   balance  in  this  Local  Limited
Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest.

The   Partnership  had  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2005.

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments:

                                Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                                2005          2004            2005            2004
                                           (Restated)                      (Restated)
Revenues
  Rental and other             $   387       $   365        $ 1,093         $ 1,030

Expenses
  Depreciation                      51            52            156             156
  Interest                          83            87            250             263
  Operating                        191           187            643             628
                                   325           326          1,049           1,047
Net Income (Loss)              $    62       $    39        $    44         $   (17)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined statement of operations for the three and nine months ended September 30, 2004 have been restated to exclude the operations of Pennsylvania Housing Partners and Scituate Vista Local Partnerships due to their bankruptcy and sale during June and July 2005, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above. The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees. The amounts paid were approximately $12,000 and $11,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 - Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $59,000 for both of the nine month periods ended September 30, 2005 and 2004. Approximately $16,000 of these fees remain unpaid at September 30, 2005 and are included in due to affiliates. These fees were paid subsequent to September 30, 2005.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $8,000 for both the nine month periods ended September 30, 2005 and 2004, and is included in general and administrative expenses.

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

The Partnership's primary sources of funds include sale of investments, interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. During the three months ending September 30, 2005, the Partnership received approximately $4,755,000 of proceeds from the sale of its interest in Scituate Vista Limited Partnership. As of September 30, 2005, the Partnership had cash of approximately $6,667,000, which is invested in interest bearing accounts. This resulted in the Partnership earning approximately $49,000 and $17,000 in interest income for the nine months ended September 30, 2005 and 2004, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income during the nine months ended September 30, 2005 compared to the same period in 2004 is primarily a result of higher balances of cash on hand due to the receipt of proceeds as discussed above. In accordance with the Partnership Agreement, the Partnership's general partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the Partnership's partners.

The Partnership advanced a total of approximately $53,000 to one of the Local Limited Partnerships during the nine months ended September 30, 2004 to fund operations. This amount is included in advances made to limited partnerships recognized as expense for the three and nine months ended September 30, 2004 as the investment in this Local Limited Partnerships has no basis and the Partnership believes that the collection of this advance is doubtful.

Results of Operations

At September 30, 2005, the Partnership had investments in seven Local Limited Partnerships all of which own housing projects that were substantially all rented. One of the Local Limited Partnerships has filed for bankruptcy. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. Thus, the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received no distributions during the nine months ended September 30, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the nine months ended September 30, 2004. Additionally, a distribution from an affiliated partnership of approximately $22,000 was recorded during the nine months ended September 30, 2003. During the nine months ended September 30, 2004 it was determined that this distribution was received in error and the cash was forwarded to the correct partnership.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2005.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.4 percent of investment assets is payable to the Corporate General Partner for its management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $59,000 for both of the nine month periods ended September 30, 2005 and 2004.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $22,000 and $61,000 for the three and nine months ended September 30, 2005 and approximately $26,000 and $75,000 for the three and nine months ended September 30, 2004. The decrease in legal and accounting expenses during the three and nine months ended September 30, 2005 is primarily due to a decrease in legal expenses related to a consent solicitation sent to the investors in 2004. General and administrative expenses were approximately $6,000 and $17,000 for the three and nine months ended September 30, 2005 and approximately $7,000 and $21,000 for the three and nine months ended September 30, 2004. The decrease in general and administrative expenses during the nine months ended September 30, 2005 is primarily due to a decrease in costs incurred to communicate with investors. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $8,000 for both the nine months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Apartments that occurred on July 29, 2005. The
Partnership  had  no  remaining   investment   balance  in  this  Local  Limited
Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at September 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, the Partnership sold its interest in one of these VIEs. The remaining four VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 143 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: November 14, 2005

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

10.1 Assignment of Partnership Interests dated July 29, 2005 between Real Estate Associates Limited IV, a California limited partnership by its general partner, National Partnership Investments Corp., Los Angeles, California, to Alfred Carpionato, of Johnston, Rhode Island (filed with Form 8-K dated July 29, 2005 and incorporated herein by reference).

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005

                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.