Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2006-03-31
CIK 355573

_________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12439

REAL ESTATE ASSOCIATES LIMITED IV

(Name of small business issuer in its charter)

California	95-3718731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year:  $135,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

_________________________________________________________________________________________

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

PART I

Item 1.

Description of Business

Real Estate Associates Limited IV ("REAL IV" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on August 24, 1981.  On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.  REAL IV received $16,500,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 12, 1982 to July 15, 1982, pursuant to a registration statement on Form S-11.  As of March 31, 1983, REAL IV received an additional $16,500,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since its offering, the Partnership has not received, nor are limited partners required to make additional capital contributions.

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

The general partners of Real IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the “Corporate General Partner”), and National Partnership Investments Associates ("NAPIA"). NAPIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum and Leonard Crosby as limited partners.  The business of REAL IV is conducted primarily by NAPICO. The general partners collectively have a one percent interest in operating profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective individual investments.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

REAL IV holds limited partnership interests in six local limited partnerships (the "Local Limited Partnerships") as of December 31, 2005, after having 2 properties foreclosed during 2000 and selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005. During 2005, the foreclosure process commenced on one of the Local Limited Partnerships, however this process is not complete.  Each of the Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2005, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2005

			Units
			Authorized
		Financed	For Rental	Occupancy percentage
		Insured and	Assistance	For the years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2005	2004

Branford Elderly II	44	(B)	44	98%	98%
Branford, CT

Daniel Scott Commons
Chester, PA	72	(C)	72	(D)	94%

95 Vine Street	31	(A)	31	93%	97%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	91%	90%
North Biloxi, MS

One Madison Ave.	27	(A)	27	98%	96%
Madison, ME

Village of Albany/Brodhead	32	(B)	25	79%	83%
Albany, WI

Totals	246		199

(A)

Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)

The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

(C)

The mortgage is insured by the Federal Housing Administration (“FHA”) under the provisions of Section 220 of the National Housing Act.

(D)

Occupancy information unavailable for 2005; property in foreclosure at December 31, 2005.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Branford Elderly II	99%	$ 313	$ 990
Daniel Scott Commons	99%	665	(A)
95 Vine Street	99%	310	851
Oakridge Park Apts.	95%	161	935
One Madison Ave.	99%	213	646
Village of Albany/Brodhead	95%	185	1,016

(A)

Mortgage note information unavailable at December 31, 2005; property in foreclosure at December 31, 2005.

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the projects from market competition.

Item 2.

Description of Properties

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.

Legal Proceedings

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2005, there were 2,067 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During the year ended December 31, 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000.  In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

Subsequent to December 31, 2005, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005.

No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capital Resources and Liquidity

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership Accordingly, during the year ended December 31, 2005, the Partnership received approximately $4,755,000 of proceeds from the sale of its interest in Scituate Vista Limited Partnership. As of December 31, 2005, the Partnership had cash of approximately $6,686,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $135,000 and $25,000 in interest income for the years ended December 31, 2005 and 2004, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income during the year ended December 31, 2005 compared to the same period in 2004 is primarily a result of higher balances of cash on hand due to the receipt of proceeds as discussed above. In accordance with the Partnership Agreement, the Partnership’s Corporate General Partner evaluated the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the Partnership’s partners.

Subsequent to December 31, 2005, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista Limited Partnership during 2005.

The Partnership advanced a total of approximately $1,000 and $53,000 to one of the Local Limited Partnerships during the years ended December 31, 2005 and 2004, respectively, to fund operations. These amounts are included in advances made to limited partnerships recognized as expense for the years ended December 31, 2005 and 2004, respectively, as the investment balance in these Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.  Subsequent to December 31, 2005, the Partnership advanced approximately $183,000 to a Local Limited Partnership to fund operations.  The Partnership had no investment balance remaining in this Local Limited Partnership at December 31, 2005.

Results of Operations

At December 31, 2005, the Partnership had investments in six Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the year ended December 31, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the year ended December 31, 2004. Additionally, during the year ended December 31, 2004 it was determined that a distribution from an affiliated partnership of approximately $22,000, which was recorded in 2003, was received in error and the cash was forwarded to the correct partnership.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of December 31, 2005.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner  of the Partnership and is calculated at 0.4 percent of the Partnership’s original invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $79,000 for each of the years ended December 31, 2005 and 2004.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $85,000 and $98,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in legal and accounting expenses during the year ended December 31, 2005 is primarily due to a decrease in legal expenses related to a consent solicitation sent to the investors in 2004. General and administrative expenses were approximately $22,000 and $26,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses during the year ended December 31, 2005 is primarily due to a decrease in costs incurred for communication with investors. Also included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $10,000 for each of the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005. The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 7. Financial Statements”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Item 7.

Financial Statements

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years Ended December 31, 2005 and 2004

Statement of Changes in Partners’ Equity - Years Ended December 31, 2005 and 2004

Statements of Cash Flows - Years Ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2005, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 24, 2006

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET

(in thousands)

DECEMBER 31, 2005

Assets
Cash and cash equivalents (Note 7)		$6,686
Investments in and advances to local limited partnerships (Note 2)		--
Other receivables		33
		$6,719

Liabilities and partners’ equity
Liabilities
Accounts payable and accrued expenses		$ 52

Contingencies (Note 6)

Partners’ equity (Note 7)
General partners	$ 45
Limited partners	6,622	6,667

Total liabilities and partners’ equity		$6,719

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest income	$ 135	$ 25

Operating expenses:
Legal and accounting	85	98
Management fees – partners (Note 3)	79	79
General and administrative (Note 3)	22	26
Total operating expenses	186	203

Loss from operations	(51)	(178)
Gain on sale of local limited partnership interest
(Note 2)	4,755	--
Distributions from local limited partnerships
recognized as income (Note 2)	--	4
Distributions returned to local limited partnerships
recognized as loss (Note 2)	--	(22)
Advances made to local limited partnerships recognized
as expense (Note 2)	(1)	(53)

Net income (loss) (Note 4)	$ 4,703	$ (249)

Net income (loss) allocated to general partners	$ 268	$ (2)
Net income (loss) allocated to limited partners	4,435	(247)
	$ 4,703	$ (249)
Net income (loss) per limited partnership interest	$337.34	$(18.79)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,147

Partners’ (deficiency) capital,
December 31, 2003	$ (221)	$ 2,434	$ 2,213

Net loss for the year ended
December 31, 2004	(2)	(247)	(249)

Partners’ (deficiency) capital,
December 31, 2004	(223)	2,187	1,964

Net income for the year ended
December 31, 2005	268	4,435	4,703

Partners’ equity, December 31, 2005	$ 45	$ 6,622	$ 6,667

(A)

Consists of 13,147 partnership interests at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 4,703	$ (249)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain on sale of local limited partnership interests	(4,755)	--
Advances made to local limited partnerships recognized
as expense	1	53
Change in accounts:
Other receivables	(33)	--
Accounts payable and accrued expenses	28	24
Net cash used in operating activities	(56)	(172)

Cash flows from investing activities:
Proceeds from sale of local limited partnership interest	4,755	--
Advances to local limited partnerships	(1)	(53)
Net cash provided by (used in) investing activities	4,754	(53)

Net increase (decrease) in cash and cash equivalents	4,698	(225)

Cash and cash equivalents beginning of the year	1,988	2,213

Cash and cash equivalents end of the year	$ 6,686	$ 1,988

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the “Partnership”) was formed under the California Limited Partnership Act on August 24, 1981.  The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO"), the Corporate General Partner, and National Partnership Investments Associates (“NAPIA”), a limited partnership.  The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

On December 21, 2004, the Partnership began soliciting the consent of its limited partners to an amendment (“the Amendment”) to the agreement of limited partnership of the Partnership to (1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must be at least as great as the tax liability to the limited partners resulting from the sale and (2) to modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that a sale of a single project (or sale of project interests related to a single project) does not require limited partner approval, even if all projects or project interests are eventually sold.  On January 25, 2005, the consent solicitation expired pursuant to its terms.  Limited partners owning more than 50% of all outstanding limited partnership units in the Partnership consented to the Amendment.  On January 31, 2005, the Corporate General Partner of the Partnership executed the Amendment as the general partner and on behalf of the limited partners.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,147 at January 1, 2005 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $6,686,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

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

FSAB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2005, the Partnership holds limited partnership interests in six local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 246 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. See "Note 5" for additional information for each Local Limited Partnership.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership was also entitled to 99.9% of the profits and losses of REA II.  REA II was entitled to a 99% interest in each of the Local Limited Partnerships in which it had invested. During the year ended December 31, 2004 the remaining cash held by REA II was distributed to the Partnership as REA II no longer owns interest in any Local Limited Partnerships and the entity was dissolved. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  The Partnership received no distributions during the year ended December 31, 2005 and approximately $4,000 from one of the Local Limited Partnerships during the year ended December 31, 2004. Additionally, during the year ended December 31, 2004 it was determined that a distribution from an affiliated partnership of approximately $22,000, which was recorded in 2003, was received in error and the cash was forwarded to the correct partnership.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

At December 31, 2005, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced a total of approximately $1,000 and $53,000 to one of the Local Limited Partnerships during each of the years ended December 31, 2005 and 2004, respectively, to fund operations. These amounts are included in advances made to local limited partnerships recognized as expense for the years ended December 31, 2005 and 2004, respectively, as the investment balance in each of these Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of this advance is doubtful.  Subsequent to December 31, 2005, the

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

Partnership advanced approximately $183,000 to a Local Limited Partnership to fund operations.  The Partnership had no investment balance remaining in this Local Limited Partnership.

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing Partners Limited Partnership (“Pennsylvania Housing”), which owns Daniel Scott Commons, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Pennsylvania Housing’s general partner, which is otherwise unaffiliated with the Partnership or the Partnership’s general partner, has informed the Partnership that the FHA-insured loan was in default and that the United States Department of Housing and Urban Development terminated the Property’s Section 8 Housing Assistance Payment contract and commenced the foreclosure process, however this process is not completed. The Pennsylvania Housing partnership agreement does not afford the Partnership approval rights over the filing of a bankruptcy. The Partnership has no remaining investment balance in the assets of Pennsylvania Housing.

During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005.  The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest.

The difference between the investment per the accompanying balance sheet at December 31, 2005, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2005 and the combined results of operations for each of the two years in the period ended December 31, 2005 are as follows (2004 amounts have been restated to exclude the operations of Scituate Vista due to the Partnership’s sale of its interest in 2005 and Pennsylvania Housing Partners due to no information available for 2005 due to its foreclosure which is still in process):

Condensed Combined Balance Sheet

Of the Local Limited Partnerships

December 31, 2005

(in thousands - unaudited)

Assets:
Land	$ 769
Buildings and improvements, net of accumulated
depreciation of approximately $5,086	2,337
Other assets	691
Total assets	$ 3,797

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 4,438
Other liabilities	629
Partners' Deficit	(1,270)
Total liabilities and partners' deficit	$ 3,797

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

Condensed Combined Results of Operations

Of the Local Limited Partnerships

(in thousands – unaudited)

	Years Ended
	December 31,
	2005	2004
		(Restated)
Revenues:
Rental and other income	$1,405	$1,386

Expenses:
Operating expenses	$ 854	$ 856
Interest	306	334
Depreciation	213	208

Total expenses	1,373	1,398

Net income (loss)	$ 32	$ (12)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees.  The amounts paid were approximately $15,000 and $16,000 for the years ended December 31, 2005 and 2004, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Limited Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA.  In addition, the

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Note 3 –Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $79,000 for each of the years ended December 31, 2005 and 2004.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses on the accompanying statement of operations.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note 4 – Income Taxes

The Partnership is not taxed on its income.  The partners are taxed in their individual capacities based upon their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations.  The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below.  The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

A reconciliation follows:

	Years Ended
	December 31,
	2005	2004
	(in thousands)
Net income (loss) per financial statements	$ 4,703	$ (249)
Add (deduct):
Partnership's share of Local Limited
Partnerships	(2,454)	846
Other	(16)	52
Federal taxable income	$ 2,233	$ 649
Federal taxable income per limited
partnership interest	$298.85	$48.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2005 (in thousands):

Net assets as reported	$ 6,667
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(6,637)
Syndication costs	3,565
Other	56
Net assets - tax basis	$ 3,651

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which Real IV has Invested (Unaudited)

Gross Amount at which

  Carried at December 31, 2005

 (in thousands- unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Branford Elderly II	$ 990	$ 305	$ 1,892	$ 2,197	$ 1,022	1982-83
Daniel Scott Commons	(A)	(A)	(A)	(A)	(A)	(A)
95 Vine Street	851	280	1,823	2,103	1,043	1982-83
Oakridge Park Apts.	935	40	1,282	1,322	1,176	1982-83
One Madison Ave.	646	84	1,178	1,262	925	1982-83
Village of
Albany/Brodhead	1,016	60	1,248	1,308	920	1982-83
Total	$ 4,438	$ 769	$ 7,423	$ 8,192	$ 5,086

(A)

Information unavailable at December 31, 2005.

Reconciliation of "real estate and accumulated depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2005	2004
		(Restated)
Balance at beginning of year	$18,748	$18,684
Property improvements	99	64
Disposal of assets	(10,655)	--
Balance at end of year	$ 8,192	$18,748

Accumulated Depreciation
Balance at beginning of year	$12,318	$11,762
Depreciation expense	213	576
Disposal of assets	(7,445)	(20)
Balance at end of year	$ 5,086	$12,318

The 2004 amounts have been restated to exclude Daniel Scott Commons, due to the unavailability of 2005 information as a result of foreclosure process.

Note 6 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note 7 – Subsequent Event

Subsequent to December 31, 2005, the Partnership distributed approximately $4,748,000 to its limited partners ($361.15 per limited partnership interest) from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Real Estate Associates Limited IV (the “Partnership” or the “Registrant”) has no officers or directors.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and
		Director
David R. Robertson	40	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Chief Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program. Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL IV. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,455.47	22.14%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)

None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL IV.

Item 12.

Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $79,000 for each of the years ended December 31, 2005 and 2004.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses in the statements of operations included in “Item 7. Financial Statements”.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for each of the years 2005 and 2004.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $12,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Chief Financial Officer

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: March 31, 2006
David R. Robertson	Executive Officer

/s/ Kathleen Danilchick	Chief Financial Officer	Date: March 31, 2006
Kathleen Danilchick

REAL ESTATE ASSOCIATES LIMITED IV

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Articles of incorporation and by laws.  The Registrant is not incorporated.  The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership (filed with current report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

3.2

Restated Certificate and Agreement of Limited Partnership (complete text as amended) (filed with current report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.1

Assignment of Partnership Interests dated July 29, 2005 between Real Estate Associates Limited IV, a California limited partnership by its general partner, National Partnership Investments Corp., Los Angeles, California, to Alfred Carpionato, of Johnston, Rhode Island (filed with current report on Form 8-K dated July 29, 2005 and incorporated herein by reference).

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  March 31, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited IV (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/ Kathleen Danilchick
Name: Kathleen Danilchick
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.