Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2006-05-05
CIK 355573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET
(Unaudited)
(in thousands)

March 31, 2006

Assets
Cash and cash equivalents		$ 1,760
Investments in and advances to local limited
partnerships (Note 2)		--
Other receivables		8
		$ 1,768

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses		$ 18

Contingencies (Note 4)

Partners' equity
General partners	$ 43
Limited partners	1,707	1,750
		$ 1,768

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 45	$ 11

Operating expenses:
Legal and accounting	15	20
Management fees – partners (Note 3)	11	20
General and administrative (Note 3)	5	6
Total operating expenses	31	46
Income (loss) from operations	14	(35)

Advances made to local limited partnerships recognized
as expense	(183)	--
Net loss	$ (169)	$ (35)

Net loss allocated to general partners (1%)	$ (2)	$ --
Net loss allocated to limited partners (99%)	(167)	(35)
Net loss	$ (169)	$ (35)

Net loss per limited partnership interest (Note 1)	$(12.70)	$(2.66)
Distributions per limited partnership interest	$361.15	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF PARTNERS' EQUITY
(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,147

Partners' equity,
December 31, 2005	$ 45	$ 6,622	$6,667

Distributions to partners	--	(4,748)	(4,748)

Net loss for the three months
ended March 31, 2006	(2)	(167)	(169)

Partners' equity,
March 31, 2006	$ 43	$ 1,707	$1,750

(A)

Consists of 13,147 investment interests at March 31, 2006 and March 31, 2005.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (169)	$ (35)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Advances made to limited partnerships recognized
as expense	183	--
Change in accounts:
Other receivables	25	--
Accounts payable and accrued expenses	(34)	(4)
Net cash provided by (used in) operating activities	5	(39)

Cash flows used in investing activities:
Advances to local limited partnerships	(183)	--

Cash flows used in financing activities:
Distributions to partners	(4,748)	--

Net decrease in cash and cash equivalents	(4,926)	(39)
Cash and cash equivalents, beginning of period	6,686	1,988
Cash and cash equivalents, end of period	$ 1,760	$ 1,949

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS
(unaudited)
March 31, 2006

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2005 filed by Real Estate Associates Limited IV (the "Partnership").  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) and National Partnership Investments Associates (“NAPIA”). The Corporate General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 13,147 as of January 1, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note 2 – Investments in and Advances to Limited Partnerships

As of March 31, 2006, the Partnership holds limited partnership interests in six local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 246 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the three months ended March 31, 2006 and 2005.

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

At March 31, 2006, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $183,000 to one of the Local Limited Partnerships during the three months ended March 31, 2006 to fund operations. This amount is included in advances made to local limited partnerships recognized as expense for the three months ended March 31, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. The Partnership made no advances during the three months ended March 31, 2005.

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

During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005.  The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest. The Partnership paid a distribution to the limited partners from these proceeds during the three months ended March 31, 2006 (see “Item 2. Management’s Discussion and Analysis or Plan of Operation”).

The difference between the investment per the accompanying balance sheet at March 31, 2006, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (2005 amounts have been restated to exclude the operations of Scituate Vista due to the Partnership’s sale of its interest in 2005 and Pennsylvania Housing Partners for which no information is available for 2005 due to its foreclosure which is still in process):

	Three Months Ended
	March 31,
	(in thousands)
	2006	2005
Revenues		(Restated)
Rental and other income	$ 352	$ 347

Expenses
Depreciation	53	53
Interest	77	83
Operating	214	214

	344	350

Net income (loss)	$ 8	$ (3)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees.  The amounts paid were approximately $4,000 for both the three months ended March 31, 2006 and 2005.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $11,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $3,000 for the three months ended March 31, 2005, and is included in general and administrative expenses. There were no reimbursements to NAPICO during the three months ended March 31, 2006.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. Accordingly, during the year ended December 31, 2005, the Partnership received approximately $4,755,000 of proceeds from the sale of its interest in Scituate Vista Limited Partnership. As of March 31, 2006, the Partnership had cash of approximately $1,760,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $45,000 and $11,000 in interest income for the three months ended March 31, 2006 and 2005, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income during the three months ended March 31, 2006 compared to the same period in 2005 is primarily a result of higher balances of cash on hand due to the receipt of proceeds as discussed above. In accordance with the Partnership Agreement, the Partnership’s Corporate General Partner evaluated the cash requirements of the Partnership to determine whether any portion of the net proceeds would be distributed to the Partnership’s partners. During the three months ended March 31, 2006 the Partnership distributed approximately $4,748,000 to its limited partners ($361.15 per limited partnership interest) from proceeds received from the sale of its interest in Scituate Vista Limited Partnership during 2005.

The Partnership advanced approximately $183,000 to one of the Local Limited Partnerships during the three months ended March 31, 2006 to fund operations. This amount is included in advances made to local limited partnerships recognized as expense for the three months ended March 31, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. The Partnership made no advances during the three months ended March 31, 2005.

Results of Operations

At March 31, 2006, the Partnership had investments in six Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the three months ended March 31, 2006 and 2005. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2006.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The increase in interest income during the three months ended March 31, 2006 compared to the same period in 2005 is primarily a result of higher balances of cash on hand.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $11,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in management fees during the three months ended March 31, 2006 is primarily due to the sale of its interest in Scituate Vista Limited Partnership during 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $15,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in legal and accounting expenses during the three months ended March 31, 2006 is primarily due to a decrease in legal expenses related to a consent solicitation sent to the investors in December 2004. General and administrative expenses were approximately $5,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively. Included in general and administrative expenses are costs incurred to communicate with investors and for the three months ended March 31, 2005 reimbursements to NAPICO for certain expenses, which totaled approximately $3,000. There were no reimbursements to NAPICO during the three months ended March 31, 2006.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.14% of the outstanding Units at March 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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
Senior Vice President and
Chief Financial Officer

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/ Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.