Form 10QSB
period 2006-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2006-11-09
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET

(Unaudited)

(in thousands)

SEPTEMBER 30, 2006

Assets
Cash and cash equivalents		$ 1,637
Investments in and advances to local limited partnerships
(Note 2)		--
Other assets		8
		$ 1,645

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses		$ 28

Contingencies (Note 5)

Partners' equity
General partners	$ 42
Limited partners	1,575	1,617
		$ 1,645

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 26	$ 24	$ 93	$ 49

Operating expenses:
Legal and accounting	6	22	39	61
Management fees - partners (Note 3)	11	20	33	59
General and administrative (Note 3)	2	6	12	17
Total operating expenses	19	48	84	137

Income (loss) from operations	7	(24)	9	(88)
Gain on sale of local limited
partnership interest (Note 2)	--	4,755	--	4,755
Advances made to local limited
partnerships recognized as expense	--	--	(311)	--
Net income (loss)	$ 7	$ 4,731	$ (302)	$ 4,667

Net income (loss) allocated to
general partners	$ --	$ 269	$ (3)	$ 268
Net income (loss) allocated to
limited partners	7	4,462	(299)	4,399

Net income (loss)	$ 7	$ 4,731	$ (302)	$ 4,667

Net income (loss) per limited
partnership interest (Note 1)	$ 0.54	$339.39	$(22.74)	$334.60
Distributions per limited
partnership interest	$ --	$ --	$361.15	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

		(A)

Partners' equity,
December 31, 2005	$ 45	$ 6,622	$ 6,667

Distributions to partners		(4,748)	(4,748)

Net loss for the nine months
ended September 30, 2006	(3)	(299)	(302)

Partners' equity,
September 30, 2006	$ 42	$ 1,575	$ 1,617

(A)

Consists of 13,143 and 13,147 partnership interests at September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, 4 interests were abandoned (Note 4).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (302)	$ 4,667
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain on sale of local limited partnership interest	--	(4,755)
Advances made to local limited partnerships recognized
as expense	311	--
Change in accounts:
Other assets	25	(14)
Accounts payable and accrued expenses	(24)	10
Due to affiliates	--	16
Net cash provided by (used in) operating activities	10	(76)

Cash flows from investing activities:
Proceeds from sale of local limited partnership interest	--	4,755
Advances to local limited partnerships	(311)	--
Net cash (used in) provided by investing activities	(311)	4,755

Cash flows used in financing activities:
Distributions to partners	(4,748)	--

Net (decrease) increase in cash and cash equivalents	(5,049)	4,679

Cash and cash equivalents beginning of period	6,686	1,988

Cash and cash equivalents end of period	$ 1,637	$ 6,667

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of September 30, 2006, the Partnership holds limited partnership interests in six local limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 246 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the nine months ended September 30, 2006 and 2005.

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

At September 30, 2006, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $311,000 to one of the Local Limited Partnerships during the nine months ended September 30, 2006 to fund operations. This amount is included in advances made to local limited partnerships recognized as expense for the nine months ended September 30, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. The Partnership made no advances during the nine months ended September 30, 2005.

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing, which owns a 72-unit investment property located in Chester, Pennsylvania, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  The FHA-insured loan encumbering the investment property was in default and the United States Department of Housing and Urban Development (“HUD”) had terminated the investment property’s Section 8 Housing Assistance Payment contract and commenced the foreclosure process.  A HUD foreclosure sale auction was held on July 21, 2006 and a third party submitted the successful bid in the amount of $1,850,000.  On October 20, 2006, the foreclosure sale was completed and title to the investment property was transferred to the successful bidder.  The Registrant had no investment balance remaining in Pennsylvania Housing at September 30, 2006.

During the nine months ended September 30, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005.  The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain of approximately $4,755,000 on the sale of its limited partnership interest. The Partnership paid a distribution to the limited partners from these proceeds of approximately $4,748,000 during the nine months ended September 30, 2006 (see “Item 2. Management’s Discussion and Analysis or Plan of Operation”).

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (2005 amounts exclude the operations of Scituate Vista due to the Partnership’s sale of its interest in 2005 and Pennsylvania Housing Partners for which no information is available for 2005 due to its foreclosure which is still in process):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental and other income	$ 346	$ 387	$ 1,042	$ 1,093

Expenses
Depreciation	54	51	161	156
Interest	77	83	230	250
Operating	166	191	620	643

	297	325	1,011	1,049

Income from continuing operations	$ 49	$ 62	$ 31	$ 44

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $11,000 and $12,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $33,000 and $59,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $8,000 for the nine months ended September 30, 2005, and is included in general and administrative expenses. There were no reimbursements to NAPICO during the nine months ended September 30, 2006.

Note 4 – Abandonment of Limited Partnership Interests

During the nine months ended September 30, 2006, the number of Limited Partnership Interests decreased by 4 interests due to limited partners abandoning their units. No units were abandoned during the nine months ended September 30, 2005. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. Accordingly, during the nine months ended September 30, 2005, the Partnership received approximately $4,755,000 of proceeds from the sale of its interest in Scituate Vista Limited Partnership. As of September 30, 2006, the Partnership had cash of approximately $1,637,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $93,000 and $49,000 in interest income for the nine months ended September 30, 2006 and 2005, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The increase in interest income during the nine months ended September 30, 2006 compared to the same period in 2005 is primarily a result of higher average balances of cash on hand due to the receipt of proceeds as discussed above and an increase in the interest rate applied to such cash balances. In accordance with the Partnership Agreement, the Partnership’s Corporate General Partner evaluated the cash requirements of the Partnership to determine whether any portion of the net proceeds would be distributed to the Partnership’s partners. During the nine months ended September 30, 2006 the Partnership distributed approximately $4,748,000 to its limited partners ($361.15 per limited partnership interest) from proceeds received from the sale of its interest in Scituate Vista Limited Partnership during 2005.

The Partnership advanced approximately $311,000 to one of the Local Limited Partnerships during the nine months ended September 30, 2006 to fund operations. This amount is included in advances made to local limited partnerships recognized as expense for the nine months ended September 30, 2006 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. The Partnership made no advances during the nine months ended September 30, 2005.

Results of Operations

At September 30, 2006, the Partnership had investments in six Local Limited Partnerships and with the exception of one Local Limited Partnership for which no occupancy information is available, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the nine months ended September 30, 2006 and 2005. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2006.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The increase in interest income during the nine months ended September 30, 2006 compared to the same period in 2005 is primarily a result of higher average balances of cash on hand and an increase in the interest rate applied to such cash balances.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original invested assets of the Local Limited Partnerships as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $33,000 and $59,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in management fees during the nine months ended September 30, 2006 is primarily due to the sale of the Partnership’s interest in Scituate Vista Limited Partnership during 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $39,000 and $61,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in legal and accounting expenses during the nine months ended September 30, 2006 is primarily due to a decrease in legal expenses related to consent solicitations and a decrease in the annual audit fee. General and administrative expenses were approximately $12,000 and $17,000 for the nine months ended September 30, 2006 and 2005, respectively. Included in general and administrative expenses are costs incurred to communicate with investors and for the nine months ended September 30, 2005, reimbursements to NAPICO for certain expenses, which totaled approximately $8,000. There were no reimbursements to NAPICO during the nine months ended September 30, 2006.

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

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at September 30, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. The remaining six VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 246 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Kathleen Danilchick
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

17

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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/ Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.