Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2007-04-13
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year:  $115,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL IV holds limited partnership interests in five local limited partnerships (the "Local Limited Partnerships") as of December 31, 2006, after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005 and losing its interest in one Local Limited partnership to foreclosure in 2006. Each of the Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2006, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Limited Partnerships in which REAL IV has invested.

                                      SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2006	2005

Branford Elderly II	44	(B)	44	99%	98%
Branford, CT

95 Vine Street	31	(A)	31	76%	93%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	94%	91%
North Biloxi, MS

One Madison Ave.	27	(A)	27	75%	98%
Madison, ME

Village of Albany/Brodhead	32	(B)	25	81%	79%
Albany, WI

Totals	174		127

(A)

Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)

The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

The Brandford Group LP	99%	$ 313	$ 902
Better Housing Associates LP	99%	310	781
Oakridge Park Apts. I	95%	161	930
One Madison Ave. Associates	99%	213	589
Green Ko Enterprises LP	95%	185	1,008

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2006, there were 2,066 registered holders of units in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During the year ended December 31, 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During the year ended December 31, 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000.  In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. Accordingly, during the year ended December 31, 2005, the Partnership received approximately $4,755,000 of proceeds from the sale of its interest in Scituate Vista Limited Partnership. As of December 31, 2006, the Partnership had cash of approximately $1,637,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $115,000 and $135,000 in interest income for the years ended December 31, 2006 and 2005, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.

The Partnership advanced a total of approximately $311,000 and $1,000 to one of the Local Limited Partnerships during the years ended December 31, 2006 and 2005, respectively, to fund operations. These amounts are included in advances made to limited partnerships recognized as expense for the years ended December 31, 2006 and 2005, respectively, as the investment balance in these Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At December 31, 2006, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the year ended December 31, 2006 and 2005.

The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of December 31, 2006.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income during the year ended December 31, 2006 compared to the same period in 2005 is primarily a result of lower average balances of cash on hand due to the distribution paid to investors during 2006.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $43,000 and $79,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in management fees is due to the sale of the Partnership’s interest in Scituate Vista Limited Partnership in 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $53,000 and $85,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in legal and accounting expenses during the year ended December 31, 2006 is primarily due to a decrease in legal expenses associated with Partnership administration and a decrease in annual audit fees. General and administrative expenses were approximately $14,000 and $22,000 for the years ended December 31, 2006 and 2005, respectively. Included in general and administrative expenses are costs incurred to communicate with investors and for the year ended December 31, 2005, reimbursements to NAPICO for certain expenses, which totaled approximately $10,000. There were no reimbursements to NAPICO during the year ended December 31, 2006.

During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005. The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain of approximately $4,755,000 on the sale of limited partnership interest on the statement of operations included in “Item 7. Financial Statements”.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. During the year ended December 31, 2006, the Partnership lost its interest in one VIE due to a foreclosure sale. The remaining five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 7.

Financial Statements

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years Ended December 31, 2006 and 2005

Statement of Changes in Partners’ Equity - Years Ended December 31, 2006 and 2005

Statements of Cash Flows - Years Ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2006, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2007

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET

(in thousands)

DECEMBER 31, 2006

Assets
Cash and cash equivalents		$1,637
Investments in and advances to local limited partnerships (Note 2)		--
Other receivables		8
		$1,645

Liabilities and partners’ equity
Liabilities
Accounts payable and accrued expenses		$ 32

Contingencies (Note 7)

Partners’ equity
General partners	$ 42
Limited partners	1,571	1,613

Total liabilities and partners’ equity		$1,645

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 115	$ 135

Operating expenses:
Legal and accounting	53	85
Management fees – partners (Note 3)	43	79
General and administrative (Note 3)	14	22
Total operating expenses	110	186

Income (loss) from operations	5	(51)
Gain on sale of Local Limited Partnership interest
(Note 2)	--	4,755
Advances made to Local Limited Partnerships recognized
as expense (Note 2)	(311)	(1)

Net (loss) income (Note 4)	$ (306)	$ 4,703

Net (loss) income allocated to general partners	$ (3)	$ 268
Net (loss) income allocated to limited partners	(303)	4,435
	$ (306)	$ 4,703

Net (loss) income per limited partnership interest	$(23.05)	$337.34

Distribution per limited partnership interest	$361.15	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ (deficiency) equity,
December 31, 2004	$ (223)	$ 2,187	$ 1,964

Net income for the year ended
December 31, 2005	268	4,435	4,703

Partners’ equity, December 31, 2005	45	6,622	6,667

Distribution to partners	--	(4,748)	(4,748)

Net loss for the year ended December 31, 2006	(3)	(303)	(306)

Partners’ equity, December 31, 2006	$ 42	$ 1,571	$ 1,613
		(A)

(A)

Consists of 13,139 and 13,147 limited partnership interests at December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 eight limited partnership interests were abandoned (Note 6).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (306)	$ 4,703
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain on sale of Local Limited Partnership interests	--	(4,755)
Advances made to Local Limited Partnerships recognized
as expense	311	1
Change in accounts:
Other receivables	25	(33)
Accounts payable and accrued expenses	(20)	28
Net cash provided by (used in) operating activities	10	(56)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnership interest	--	4,755
Advances to Local Limited Partnerships	(311)	(1)
Net cash (used in) provided by investing activities	(311)	4,754

Cash flows used in financing activities:
Distribution to partners	(4,748)	--

Net (decrease) increase in cash and cash equivalents	(5,049)	4,698

Cash and cash equivalents beginning of the year	6,686	1,988

Cash and cash equivalents end of the year	$ 1,637	$ 6,686

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No liquidation fee was accrued during the year ended December 31, 2005 related to the sale of the Partnerhsip’s interest in Scituate Vista Limited Partnership since it is unlikely the limited partners will receive distributions equal to their capital contributions.

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

Net (Loss) Income and Distribution Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2006 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,147 at January 1, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all local limited partnerships (the “Local Limited Partnerships”) in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in five VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership sold its interest in one of these VIEs. During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. During the year ended December 31, 2006, the Partnership lost its interest in one VIE due to a foreclosure sale. The remaining five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2006, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. See "Note 5" for additional information for each Local Limited Partnership.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consoldiation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  The Partnership received no distributions during the year ended December 31, 2006. During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005.

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

At December 31, 2006, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced a total of approximately $311,000 and $1,000 to one of the Local Limited Partnerships during the years ended December 31, 2006 and 2005, respectively, to fund operations. These amounts are included in advances made to local limited partnerships recognized as expense for the years ended December 31, 2006 and 2005, respectively, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.  Subsequent to December 31, 2006, the Partnership advanced approximately $164,000 to fund the operations of one of the Local Limited Partnerships.

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing, which owns a 72-unit investment property located in Chester, Pennsylvania, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  The FHA-insured loan encumbering the investment property was in default and the United States Department of Housing and Urban Development (“HUD”) had terminated the investment property’s Section 8 Housing Assistance Payment contract and commenced the foreclosure process.  A HUD foreclosure sale auction was held on July 21, 2006 and a third party submitted the successful bid in the amount of $1,850,000.  On October 20, 2006, the foreclosure sale was completed and title to the investment property was transferred to the successful bidder.  The Registrant had no investment balance remaining in Pennsylvania Housing at December 31, 2006.

During the year ended December 31, 2005, the Partnership received approximately $4,755,000 in proceeds from the sale of its limited partnership interest in Scituate Vista Limited Partnership that occurred on July 29, 2005.  The Partnership had no remaining investment balance in this Local Limited Partnership and recognized a gain during the year ended December 31, 2005 of approximately $4,755,000 on the sale of its limited partnership interest. The Partnership paid a distribution to the limited partners from these proceeds of approximately $4,748,000 during the year ended December 31, 2006.

The difference between the investment per the accompanying balance sheet at December 31, 2006, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2006 and the combined results of operations for each of the two years in the period ended December 31, 2006 are as follows (amounts exclude the operations of Scituate Vista due to the Partnership’s sale of its interest in 2005 and Pennsylvania Housing Partners due to its foreclosure sale during 2006):

Condensed Combined Balance Sheet

Of the Local Limited Partnerships

December 31, 2006

(in thousands - unaudited)

Assets:
Land	$ 769
Buildings and improvements, net of accumulated

depreciation of approximately $5,296	2,247
Other assets	802
Total assets	$ 3,818

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 4,210
Other liabilities	856
Partners' Deficit	(1,248)
Total liabilities and partners' deficit	$ 3,818

Condensed Combined Results of Operations

Of the Local Limited Partnerships

(in thousands – unaudited)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental and other income	$1,483	$1,405

Expenses:
Operating expenses	$ 872	$ 854
Interest	371	306
Depreciation and amortization	217	213

Total expenses	1,460	1,373

Income from continuing operations	$ 23	$ 32

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $14,000 and $15,000 for the years ended December 31, 2006 and 2005, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $43,000 and $79,000 for the years ended December 31, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for the year ended December 31, 2005 and is included in general and administrative expenses on the accompanying statement of operations. There were no reimbursements to NAPICO for the year ended December 31, 2006.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended
	December 31,
	2006	2005
	(in thousands)
Net (loss) income per financial statements	$ (306)	$ 4,703
Add (deduct):
Partnership's share of Local Limited
Partnerships	2,804	(2,454)
Other	330	(16)
Federal taxable income	$ 2,828	$ 2,233
Federal taxable income per limited
partnership interest	$427.52	$298.85

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2006 (in thousands):

Net assets as reported	$ 1,613
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(3,834)
Syndication costs	3,565
Other	387
Net assets - tax basis	$ 1,731

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which the Partnership has Invested (Unaudited)

Gross Amount at which

Carried at December 31, 2006

(in thousands - unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
The Brandford Group LP	$ 902	$ 305	$ 1,897	$ 2,202	$ 1,074	1982-83
Better Housing Assoc. LP	781	280	1,935	2,215	1,106	1982-83
Oakridge Park Apts. I	930	40	1,284	1,324	1,182	1982-83
One Madison Ave. Assoc.	589	84	1,179	1,263	968	1982-83
Green Ko Enterprises LP	1,008	60	1,248	1,308	966	1982-83
Total	$ 4,210	$ 769	$ 7,543	$ 8,312	$ 5,296

Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2006	2005
Balance at beginning of year	$ 8,192	$18,748
Property improvements	125	99
Disposal of assets	(5)	(10,655)
Balance at end of year	$ 8,312	$ 8,192
Accumulated Depreciation
Balance at beginning of year	$ 5,086	$12,318
Depreciation expense	215	213
Disposal of assets	(5)	(7,445)
Balance at end of year	$ 5,296	$ 5,086

Note 6 – Abandonment of Limited Partnership Interests

During the year ended December 31, 2006, the number of Limited Partnership Interests decreased by eight interests, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss, and distributions per Limited Partnership Interest in the accompanying statements of operations are calculated based on the number of interests outstanding at the beginning of each year.

Note 7 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters, and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Real Estate Associates Limited IV (the “Partnership” or the “Registrant”) has no officers or directors.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Harry G. Alcock	44	Director and Executive Vice
		President
David R. Robertson	41	Director, President and Chief
		Executive Officer
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of the Registrant. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,455.47	22.15%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)

None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $43,000 and $79,000 for the years ended December 31, 2006 and 2005, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for the year ended December 31, 2005 and is included in general and administrative expenses in the statement of operations included in “Item 7. Financial Statements”.  There were no reimbursements to NAPICO for the year ended December 31, 2006.

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $49,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $14,000 and $13,000 for 2006 and 2005, respectively.

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

Date: April 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 13, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 13, 2007
David R. Robertson	Executive Officer

/s/ Kathleen Danilchick	Senior Vice President and	Date: April 13, 2007
Kathleen Danilchick	Chief Financial Officer

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

Date:  April 13, 2007

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

Date:  April 13, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited IV (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 13, 2007

/s/ Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.