Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2007-05-09
CIK 355573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET
(Unaudited)
(in thousands)

March 31, 2007

Assets
Cash and cash equivalents		$ 1,382
Investments in and advances to Local Limited
Partnerships (Note 2)		--
Other receivables		80
		$ 1,462

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses		$ 15

Contingencies (Note 4)

Partners' equity
General partners	$ 40
Limited partners	1,407	1,447
		$ 1,462

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 20	$ 45

Operating expenses:
Legal and accounting	12	15
Management fees – partners (Note 3)	7	11
General and administrative	3	5
Total operating expenses	22	31
(Loss) income from operations	(2)	14

Advances to Local Limited Partnerships recognized
as expense (Note 2)	(164)	(183)
Net loss	$ (166)	$ (169)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(164)	(167)
Net loss	$ (166)	$ (169)

Net loss per limited partnership interest (Note 1)	$(12.48)	$(12.70)

Distributions per limited partnership interest	$ --	$361.15

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY
(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,139

Partners' equity,
December 31, 2006	$ 42	$ 1,571	$1,613

Net loss for the three months
ended March 31, 2007	(2)	(164)	(166)

Partners' equity,
March 31, 2007	$ 40	$ 1,407	$1,447

(A)

Consists of 13,139 and 13,147 limited partnership interests at March 31, 2007 and 2006, respectively. During the year ended December 31, 2006, eight limited partnership interests were abandoned.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (166)	$ (169)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Advances to Local Limited Partnerships recognized
as expense	164	183
Change in accounts:
Other receivables	(72)	25
Accounts payable and accrued expenses	(17)	(34)
Net cash (used in) provided by operating activities	(91)	5

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(164)	(183)

Cash flows used in financing activities:
Distributions to partners	--	(4,748)

Net decrease in cash and cash equivalents	(255)	(4,926)
Cash and cash equivalents, beginning of period	1,637	6,686
Cash and cash equivalents, end of period	$ 1,382	$ 1,760

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS
(unaudited)
March 31, 2007

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2006 filed by Real Estate Associates Limited IV (the "Partnership").  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006.

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

Net Loss and Distribution Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  Distribution per limited partnership interest for the three months ended March 31, 2006 is computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,139 and 13,147 as of January 1, 2007 and 2006, respectively.

Method of Accounting for Investment in Local Limited Partnerships

The investment in local limited partnerships (the “Local Limited Partnerships”) is accounted for on the equity method.

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

The Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note 2 – Investments in and Advances to Local Limited Partnerships

As of March 31, 2007, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the three months ended March 31, 2007 and 2006.

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

At March 31, 2007, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $164,000 and $183,000 to one of the Local Limited Partnerships during the three months ended March 31, 2007 and 2006, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the three months ended March 31, 2007 and 2006, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing, which owns a 72-unit investment property located in Chester, Pennsylvania, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  The FHA-insured loan encumbering the investment property was in default and the United States Department of Housing and Urban Development (“HUD”) had terminated the investment property’s Section 8 Housing Assistance Payment contract and commenced the foreclosure process.  A HUD foreclosure sale auction was held on July 21, 2006 and a third party submitted the successful bid in the amount of $1,850,000.  On October 20, 2006, the foreclosure sale was completed and title to the investment property was transferred to the successful bidder.  The Partnership had no investment balance remaining in Pennsylvania Housing at March 31, 2007.

The difference between the investment per the accompanying balance sheet at March 31, 2007, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (2006 amounts exclude the operations of Pennsylvania Housing Partners due to its foreclosure in October 2006):

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006
Revenues
Rental and other income	$ 371	$ 352

Expenses
Operating expense	218	214
Financial expenses	93	77
Depreciation and amortization expenses	54	53

Total expenses	365	344

Income from continuing operations	$ 6	$ 8

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees.  The amounts paid were approximately $4,000 for both the three months ended March 31, 2007 and 2006.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $7,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $4,000 for both of the three months ended March 31, 2007 and 2006.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of March 31, 2007, the Partnership had cash of approximately $1,382,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $20,000 and $45,000 in interest income for the three months ended March 31, 2007 and 2006, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. During the three months ended March 31, 2006 the Partnership distributed approximately $4,748,000 to its limited partners ($361.15 per limited partnership interest) from proceeds received from the sale of its interest in Scituate Vista Limited Partnership during 2005.

The Partnership advanced approximately $164,000 and $183,000 to one of the Local Limited Partnerships during the three months ended March 31, 2007 and 2006, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the three months ended March 31, 2007 and 2006, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At March 31, 2007, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the three months ended March 31, 2007 and 2006. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2007.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income during the three months ended March 31, 2007 compared to the same period in 2006 is primarily a result of lower average balances of cash on hand.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $7,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in management fees during the three months ended March 31, 2007 is primarily due to the loss of investment as a result of the foreclosure sale of Pennsylvania Housing in October 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $12,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in legal and accounting expenses during the three months ended March 31, 2007 is due to a decrease in audit fees. General and administrative expenses were approximately $3,000 and $5,000 for the three months ended March 31, 2007 and 2006, respectively. Included in general and administrative expenses are costs incurred to communicate with investors.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,455.47 limited partnership units (the "Units") or 2,910.94 limited partnership interests in the Partnership representing 22.15% of the outstanding Units at March 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/ Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.