Form 10QSB
period 2007-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2007-08-14
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEET

 (Unaudited)

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents		$ 1,380
Investments in and advances to Local Limited
Partnerships (Note 2)		--
Other receivables		80
Total assets		$ 1,460

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses		$ 18

Contingencies (Note 4)

Partners' equity
General partners	$ 40
Limited partners	1,402	1,442
Total liabilities and partner’s equity		$ 1,460

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 20	$ 22	$ 40	$ 67

Operating expenses:
Legal and accounting	13	18	25	33
Management fees - partners (Note 3)	7	11	14	22
General and administrative (Note 3)	5	5	8	10
Total operating expenses	25	34	47	65

(Loss) income from partnership operations	(5)	(12)	(7)	2
Advances made to Local Limited Partnerships
recognized as expense	--	(128)	(164)	(311)
Net loss	$ (5)	$ (140)	$ (171)	$ (309)
Net loss allocated to general
partners (1%)	$ --	$ (1)	$ (2)	$ (3)
Net loss allocated to limited
partners (99%)	(5)	(139)	(169)	(306)
Net loss	$ (5)	$ (140)	$ (171)	$ (309)

Net loss per limited partnership
interest (Note 1)	$ (.38)	$(10.58)	$(12.86)	$(23.28)

Distributions per limited partnership unit	$ --	$ --	$ --	$361.15

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,139

Partners' equity,
December 31, 2006	$ 42	$ 1,571	$ 1,613

Net loss for the six months
ended June 30, 2007	(2)	(169)	(171)

Partners' equity,
June 30, 2007	$ 40	$ 1,402	$ 1,442

(A)

Consists of 13,139 limited partnership interests at June 30, 2007 and December 31, 2006. During the year ended December 31, 2006, eight limited partnership interests were abandoned.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (171)	$ (309)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Change in accounts:
Advances made to Local Limited Partnerships recognized
as expense	164	311
Other receivables	(72)	25
Accounts payable and accrued expenses	(14)	(25)
Net cash (used in) provided by operating activities	(93)	2

Cash flows used in investing activity:
Advances to Local Limited Partnerships	(164)	(311)

Cash flows used in financing activity:
Distributions to partners	--	(4,748)

Net decrease in cash and cash equivalents	(257)	(5,057)

Cash and cash equivalents, beginning of period	1,637	6,686

Cash and cash equivalents, end of period	$ 1,380	$ 1,629

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations and changes in cash flows for the six months ended June 30, 2007 and 2006.

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

Net Loss and Distribution Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  Distribution per limited partnership interest for the six months ended June 30, 2006 is computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,139 and 13,147 as of January 1, 2007 and 2006, respectively.

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

At June 30, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of June 30, 2007, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the six months ended June 30, 2007 and 2006.

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

At June 30, 2007, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $164,000 and $311,000 to one of the Local Limited Partnerships during the six months ended June 30, 2007 and 2006, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2007 and 2006, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

On June 18, 2005, one of the Local Limited Partnerships, Pennsylvania Housing, which owns a 72-unit investment property located in Chester, Pennsylvania, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  The FHA-insured loan encumbering the investment property was in default and the United States Department of Housing and Urban Development (“HUD”) had terminated the investment property’s Section 8 Housing Assistance Payment contract and commenced the foreclosure process.  A HUD foreclosure sale auction was held on July 21, 2006 and a third party submitted the successful bid in the amount of $1,850,000.  On October 20, 2006, the foreclosure sale was completed and title to the investment property was transferred to the successful bidder.  The Partnership had no investment balance remaining in Pennsylvania Housing at June 30, 2007.

The difference between the investment per the accompanying balance sheet at June 30, 2007, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (2006 amounts exclude the operations of Pennsylvania Housing Partners due to its foreclosure in October 2006):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Revenues
Rental and other income	$ 391	$ 344	$ 762	$ 696

Expenses
Operating expense	238	241	456	454
Financial expenses	93	77	186	153
Depreciation and amortization

expenses	55	53	109	107
Total Expenses	386	371	751	714
6

Income from continuing operations	$ 5	$ (27)	$ 11	$ (18)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $7,000 for both the six months ended June 30, 2007 and 2006.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under such current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $14,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for one of the Local Limited Partnerships.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $7,000 for both of the six months ended June 30, 2007 and 2006.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of June 30, 2007, the Partnership had cash of approximately $1,380,000, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $40,000 and $67,000 in interest income for the six months ended June 30, 2007 and 2006, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. During the six months ended June 30, 2006 the Partnership distributed approximately $4,748,000 to its limited partners ($361.15 per limited partnership interest) from proceeds received from the sale of its interest in Scituate Vista Limited Partnership during 2005. The Partnership did not distribute any funds during the six months ended June 30, 2007.

The Partnership advanced approximately $164,000 and $311,000 to one of the Local Limited Partnerships during the six months ended June 30, 2007 and 2006, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2007 and 2006, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At June 30, 2007, the Partnership has investments in five Local Limited Partnerships all of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the six months ended June 30, 2007 and 2006. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of June 30, 2007.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income during the six months ended June 30, 2007 compared to the same period in 2006 is primarily a result of lower average balances of cash on hand.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the original remaining invested assets of the Local Limited Partnerships as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $14,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in management fees during the six months ended June 30, 2007 is primarily due to the loss of investment as a result of the foreclosure sale of Pennsylvania Housing in October 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $25,000 and $33,000 for the six months ended June 30, 2007 and 2006, respectively, and approximately $13,000 and $18,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in legal and accounting expenses for both the three and six months ended June 30, 2007 is due to a decrease in audit fees. General and administrative expenses were approximately $8,000 and $10,000 for the six months ended June 30, 2007 and 2006, respectively and approximately $5,000 for both the three months ended June 30, 2007 and 2006. Included in general and administrative expenses are costs incurred to communicate with investors.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.19% of the outstanding Units at June 30, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited IV (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.