Form 10-Q
period 2008-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2008-05-09
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-12439

REAL ESTATE ASSOCIATES LIMITED IV

(Exact name of registrant as specified in its charter)

California	95-3718731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,349	$ 1,356
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Other receivables	80	80
Total assets	$ 1,429	$ 1,436

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses	$ 24	$ 24

Contingencies (Note 4)

Partners' equity
General partners	40	40
Limited partners	1,365	1,372
	1,405	1,412
Total liabilities and partners’ equity	$ 1,429	$ 1,436

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest income	$ 15	$ 20

Operating expenses:
Legal and accounting	11	12
Management fees – partners (Note 3)	7	7
General and administrative	4	3
Total operating expenses	22	22
Loss from operations	(7)	(2)

Advances to Local Limited Partnerships recognized
as expense (Note 2)	--	(164)
Net loss	$ (7)	$ (166)

Net loss allocated to general partners (1%)	$ --	$ (2)
Net loss allocated to limited partners (99%)	(7)	(164)
	$ (7)	$ (166)

Net loss per limited partnership interest (Note 1)	$ (0.53)	$(12.48)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY
(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,133

Partners' equity,
December 31, 2007	$ 40	$ 1,372	$1,412

Net loss for the three months
ended March 31, 2008	--	(7)	(7)

Partners' equity,
March 31, 2008	$ 40	$ 1,365	$1,405

(A)

Consists of 13,133 limited partnership interests at March 31, 2008 and December 31, 2007.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (7)	$ (166)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships recognized
as expense	--	164
Change in accounts:
Other receivables	--	(72)
Accounts payable and accrued expenses	--	(17)
Net cash used in operating activities	(7)	(91)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	--	(164)

Net decrease in cash and cash equivalents	(7)	(255)
Cash and cash equivalents, beginning of period	1,356	1,637
Cash and cash equivalents, end of period	$ 1,349	$ 1,382

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS
(unaudited)
March 31, 2008

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2007 filed by Real Estate Associates Limited IV (the "Partnership").  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) and National Partnership Investments Associates. The Corporate General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 13,133 and 13,139 as of January 1, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of March 31, 2008 and December 31, 2007, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the three months ended March 31, 2008 and 2007.

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

At March 31, 2008 and December 31, 2007, the investment balance in all the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $164,000 to one of the Local Limited Partnerships during the three months ended March 31, 2007 to fund operations. This amount is included in advances to Local Limited Partnerships recognized as expense for the three months ended March 31, 2007, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. There were no such advances made to the Local Limited Partnerships during the three months ended March 31, 2008.

The difference between the investment per the accompanying balance sheet at March 31, 2008, and the equity per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has investments (2008 and 2007 amounts exclude the operations of the Branford Group L.P., for which no financial information is available):

	Three Months Ended
	March 31,
	(in thousands)
	2008	2007
		(Restated)
Revenues
Rental and other income	$ 267	$ 238
Expenses
Operating expense	157	148
Financial expenses	60	63
Depreciation and amortization expenses	42	41
Total expenses	259	252

Income (loss) from continuing operations	$ 8	$ (14)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees.  The amounts paid were approximately $2,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $7,000 for each of the three months ended March 31, 2008 and 2007.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the corporate general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $2,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of March 31, 2008 and December 31, 2007, the Partnership had cash of approximately $1,349,000 and $1,356,000, respectively, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $15,000 and $20,000 in interest income for the three months ended March 31, 2008 and 2007, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.

The Partnership advanced approximately $164,000 to one of the Local Limited Partnerships during the three months ended March 31, 2007 to fund operations. This amount is included in advances to Local Limited Partnerships recognized as expense for the three months ended March 31, 2007, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. There were no such advances made to the Local Limited Partnerships during the three months ended March 31, 2008.

Results of Operations

At March 31, 2008, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the three months ended March 31, 2008 and 2007. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of March 31, 2008.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income is primarily a result of lower average interest rates and lower average cash balances.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $7,000 for each of the three months ended March 31, 2008 and 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $11,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses were approximately $4,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Other

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.20% of the outstanding Units at March 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

Item 4.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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