Form 10-Q
period 2008-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2008-11-12
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,317	$ 1,356
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Other receivables	81	80
Total assets	$ 1,398	$ 1,436

Liabilities and partners' equity
Liabilities
Accounts payable and accrued expenses	$ 26	$ 24

Contingencies (Note 4)

Partners' equity
General partners	40	40
Limited partners	1,332	1,372
	1,372	1,412
Total liabilities and partners’ equity	$ 1,398	$ 1,436

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ 5	$ 17	$ 27	$ 57

Operating expenses:
Legal and accounting	14	18	36	43
Management fees - partners (Note 3)	7	7	21	21
General and administrative	2	3	11	11
Total operating expenses	23	28	68	75

Loss from partnership operations	(18)	(11)	(41)	(18)
Distributions from Local Limited
Partnerships recognized as income
(Note 2)	2	3	2	3
Advances made to Local Limited
Partnerships recognized as expense
(Note 2)	--	(14)	(1)	(178)
Net loss	$ (16)	$ (22)	$ (40)	$ (193)

Net loss allocated to general
partners (1%)	$ --	$ --	$ --	$ (2)
Net loss allocated to limited
partners (99%)	(16)	(22)	(40)	(191)

	$ (16)	$ (22)	$ (40)	$ (193)

Net loss per limited
partnership interest (Note 1)	$ (1.22)	$ (1.67)	$ (3.05)	$(14.54)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,133

Partners' equity,
December 31, 2007	$ 40	$ 1,372	$ 1,412

Net loss for the nine months
ended September 30, 2008	--	(40)	(40)

Partners' equity,
September 30, 2008	$ 40	$ 1,332	$ 1,372

(A)     Consists of 13,133 partnership interests at September 30, 2008 and December 31, 2007.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (40)	$ (193)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advances made to Local Limited Partnerships
recognized as expense	1	178
Change in accounts:
Other receivables	(1)	(72)
Accounts payable and accrued expenses	2	(6)
Net cash used in operating activities	(38)	(93)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(1)	(178)

Net decrease in cash and cash equivalents	(39)	(271)

Cash and cash equivalents, beginning of period	1,356	1,637

Cash and cash equivalents, end of period	$ 1,317	$ 1,366

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and changes in cash flows for the nine months ended September 30, 2008 and 2007.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were zero at September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of September 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three and nine months ended September 30, 2008 and 2007, the Partnership received approximately $2,000 and $3,000, respectively, from operations of one of the Local Limited Partnerships.

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

At September 30, 2008 and December 31, 2007, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $1,000 and $178,000 to the Local Limited Partnerships during the nine months ended September 30, 2008 and 2007, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the nine months ended September 30, 2008 and 2007, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The difference between the investment per the accompanying balance sheet at September 30, 2008, and the equity per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Revenues
Rental and other income	$ 308	$ 407	$ 1,188	$ 1,169
Expenses
Operating expense	236	223	763	679
Financial expenses	87	92	262	278
Depreciation and amortization
expenses	55	54	165	163
Total expenses	378	369	1,190	1,120

Net (loss) income	$ (70)	$ 38	$ (2)	$ 49

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $9,000 for each of the nine months ended September 30, 2008 and 2007.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $21,000 for each of the nine months ended September 30, 2008 and 2007.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $9,000 for each of the nine months ended September 30, 2008 and 2007.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of September 30, 2008 and December 31, 2007, the Partnership had cash of approximately $1,317,000 and $1,356,000, respectively, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $27,000 and $57,000 in interest income for the nine months ended September 30, 2008 and 2007, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.

The Partnership advanced approximately $1,000 and $178,000 to the Local Limited Partnerships during the nine months ended September 30, 2008 and 2007, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the nine months ended September 30, 2008 and 2007, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At September 30, 2008, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three and nine months ended September 30, 2008 and 2007, the Partnership received approximately $2,000 and $3,000, respectively, from operations of one of the Local Limited Partnerships. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of September 30, 2008.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. The decrease in interest income is primarily a result of lower average interest rates and lower average cash balances.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $21,000 for each of the nine months ended September 30, 2008 and 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $43,000 for the nine months ended September 30, 2008 and 2007, respectively, and approximately $14,000 and $18,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in legal and accounting fees is primarily due to a decrease in legal costs associated with the potential sale of the Partnership’s interest in Better Housing Associates. General and administrative expenses were approximately $11,000 for each of the nine months ended September 30, 2008 and 2007, and approximately $2,000 and $3,000 for the three months ended September 30, 2008 and 2007, respectively.

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

Other

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.20% of the outstanding Units at September 30, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were zero at September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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