Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2009-04-15
CIK 355573

                                               UNITED STATES

                                    SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C.  20549

                                                 Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including the area code (864) 239-1000

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding  the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL IV holds limited partnership interests in five local limited partnerships (the "Local Limited Partnerships") as of December 31, 2008, after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005 and losing its interest in one Local Limited partnership to foreclosure in 2006. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships

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

Laws benefiting disabled persons may result in the Local Limted Partnerships’ incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.   Properties

During 2008, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2008 of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

                           IN WHICH REAL IV HAS AN INVESTMENT

                                   DECEMBER 31, 2008

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2008	2007

Branford Elderly II	44	(B)	44	98%	73%
Branford, CT

95 Vine Street	31	(A)	31	97%	85%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	88%	94%
North Biloxi, MS

One Madison Ave.	27	(A)	27	96%	97%
Madison, ME

Village of Albany/Brodhead	32	(B)	24	81%	81%
Albany, WI

Totals	174		126

(A)   Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)   The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2008.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

The Branford Group LP	99%	$ 313	$ 690
Better Housing Associates LP	99%	310	630
Oakridge Park Apts. I	95%	161	917
One Madison Ave. Associates	99%	213	450
Green Ko Enterprises LP	95%	185	990
		$1,182	$ 3,677

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, there were 2,036 registered holders of 13,117 limited partnership interests in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During the year ended December 31, 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During the year ended December 31, 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000.  In March 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.22% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2008 and 2007, the Partnership had cash of approximately $1,302,000 and $1,356,000, respectively, which were invested in an interest bearing account. This resulted in the Partnership earning approximately $30,000 and $74,000 in interest income for the years ended December 31, 2008 and 2007, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  The Partnership did not distribute any funds during the years ended December 31, 2008 and 2007.

The Partnership advanced a total of approximately $1,000 and $178,000 to the Local Limited Partnerships during the years ended December 31, 2008 and 2007, respectively, to fund operations. These amounts are included in advances made to Local Limited Partnerships recognized as expense for the years ended December 31, 2008 and 2007, respectively, as the investment balances in these Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At December 31, 2008, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2008 and 2007, the Partnership received approximately $8,000 and $3,000, respectively, from operations of the Local Limited Partnerships. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of December 31, 2008 and 2007.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2008 and 2007, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

Total revenues for the Local Limited Partnerships were approximately $1,788,000 and $1,622,000 for the years ended December 31, 2008 and 2007, respectively.

Total expenses for the Local Limited Partnerships were approximately $1,638,000 and $1,467,000 for the years ended December 31, 2008 and 2007, respectively.

Total net income for the Local Limited Partnerships was approximately $150,000 and $155,000 for the years ended December 31, 2008 and 2007, respectively.  The income allocated to the Partnership was approximately $143,000 for 2008 and approximately $141,000 for 2007, but these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. Interest income was approximately $30,000 and $74,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income is primarily a result of lower average interest rates and lower average cash balances.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $28,000 for each of the years ended December 31, 2008 and 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $49,000 and $56,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in legal and accounting fees is primarily due to a decrease in legal costs associated with the potential sale of the Partnership’s interest in Better Housing Associates.  General and administrative expenses were approximately $16,000 for each of the years ended December 31, 2008 and 2007. Included in general and administrative expenses are costs incurred to communicate with investors.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.22% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data.  Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners’ Equity - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheets of Real Estate Associates Limited IV as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2009

                          REAL ESTATE ASSOCIATES LIMITED IV

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
Assets	2008	2007
Cash and cash equivalents	$1,302	$ 1,356
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Other receivables	81	80
Total assets	$1,383	$ 1,436

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 27	$ 24

Contingencies (Note 7)

Partners' equity
General partners	39	40
Limited partners	1,317	1,372
	1,356	1,412
Total liabilities and partners’ equity	$ 1,383	$ 1,436

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 30	$ 74

Operating expenses:
Legal and accounting	49	56
Management fees – partners (Note 3)	28	28
General and administrative	16	16
Total operating expenses	93	100

Loss from partnership operations	(63)	(26)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	8	3
Advances made to Local Limited Partnerships
recognized as expense (Note 2)	(1)	(178)

Net loss (Note 4)	$ (56)	$ (201)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(55)	(199)
	$ (56)	$ (201)

Net loss per limited partnership interest (Note 1)	$ (4.19)	$(15.15)

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                (in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2006	$ 42	$ 1,571	$ 1,613

Net loss for the year ended
December 31, 2007	(2)	(199)	(201)

Partners’ equity, December 31, 2007	40	1,372	1,412

Net loss for the year ended
December 31, 2008	(1)	(55)	(56)

Partners’ equity, December 31, 2008	$ 39	$ 1,317	$ 1,356
		(A)

(A)   Consists of 13,117 and 13,133 limited partnership interests at December 31, 2008 and 2007. During the years ended December 31, 2008 and 2007, sixteen and six, respectively, limited partnership interests were abandoned (Note 6).

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (56)	$ (201)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Limited Partnerships
recognized as expense	1	178
Change in accounts:
Other receivables	(1)	(72)
Accounts payable and accrued expenses	3	(8)
Net cash used in operating activities	(53)	(103)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(1)	(178)

Net decrease in cash and cash equivalents	(54)	(281)

Cash and cash equivalents beginning of the year	1,356	1,637

Cash and cash equivalents end of the year	$ 1,302	$ 1,356

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2008

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 13,133 and 13,139 at January 1, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local

Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2008 and 2007, the Partnership received approximately $8,000 and $3,000 from operations of the Local Limited Partnerships.

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

At December 31, 2008 and 2007, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $1,000 and $178,000 to the Local Limited Partnerships during the years ended December 31, 2008 and 2007, respectively, to fund operations. These amounts are included in advances made to Local Limited Partnerships recognized as expense for the years ended December 31, 2008 and 2007, respectively, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The difference between the investment per the accompanying balance sheets at December 31, 2008 and 2007, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2008 and 2007 and the condensed combined results of operations for each of the two years in the period ended December 31, 2008 are as follows:

Condensed Combined Balance Sheets

Of the Local Limited Partnerships

December 31, 2008

	December 31,
Assets:	2008	2007
	(in thousands - unaudited)
		(Restated)
Land	$ 770	$ 770
Buildings and improvements, net of accumulated
depreciation of approximately $5,754
and $5,515, respectively	2,161	2,160
Other assets	979	1,030
Total assets	$ 3,910	$ 3,960

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 3,677	$ 3,957
Other liabilities	1,193	1,093
Partners' deficit	(960)	(1,090)
Total liabilities and partners' deficit	$ 3,910	$ 3,960

Condensed Combined Results of Operations

Of the Local Limited Partnerships

	Years Ended
	December 31,
	2008	2007
	(in thousands - unaudited)
		(Restated)
Revenues:
Rental and other income	$ 1,788	$ 1,622

Expenses:
Operating expenses	1,074	897
Interest	323	349
Depreciation and amortization	241	221

Total expenses	1,638	1,467

Net income	$ 150	$ 155

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $14,000 for each of the years ended December 31, 2008 and 2007.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2008 and 2007.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.22% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended
	December 31,
	2008	2007
	(in thousands)
Net loss per financial statements	$ (56)	$ (201)
Add (deduct):
Partnership's share of Local Limited
Partnerships	430	222
Other	3	178
Federal taxable income	$ 377	$ 199
Federal taxable income per limited
partnership interest	$ 56.80	$ 29.92

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2008 and 2007 (in thousands):

	2008	2007
Net assets as reported	$ 1,356	$ 1,412
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(3,185)	(3,613)
Syndication costs	3,565	3,565
Other	569	565
Net assets - tax basis	$ 2,305	$ 1,929

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which the Partnership has Invested (Unaudited)

Gross Amount at which

Carried at December 31, 2008

(in thousands - unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
The Branford Group LP (A)	$ 690	$ 306	$ 1,923	$ 2,229	$ 1,182	1982-83
Better Housing Assoc. LP	630	280	2,076	2,356	1,260	1982-83
OakridgeParkApts. I	917	40	1,459	1,499	1,205	1982-83
One Madison Ave. Assoc.	450	84	1,202	1,286	1,058	1982-83
Green Ko Enterprises LP	990	60	1,255	1,315	1,049	1982-83
Total	$ 3,677	$ 770	$ 7,915	$ 8,685	$ 5,754

(A)  Financial information is unavailable.

Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2008	2007
		(Restated)

Balance at beginning of year	$ 8,445	$ 8,312
Property improvements	240	133
Balance at end of year	$ 8,685	$ 8,445
Accumulated Depreciation
Balance at beginning of year	$ 5,515	$ 5,296
Depreciation expense	239	219
Balance at end of year	$ 5,754	$ 5,515

Note 6 – Abandonment of Limited Partnership Interests

During the years ended December 31, 2008 and 2007, the number of Limited Partnership Interests decreased by sixteen and six interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The loss per Limited Partnership Interest in the accompanying statements of operations are calculated based on the number of interests outstanding at the beginning of each year.

Note 7 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of the Registrant. Except as noted below, no person or entity is known to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,457.47	22.22%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2008 and 2007.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.22% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $25,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $15,000 and $14,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Equity for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: April 14, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: April 14, 2009
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