Form 10-Q
period 2009-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2009-08-14
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-12439

REAL ESTATE ASSOCIATES LIMITED IV

(Exact name of registrant as specified in its charter)

California	95-3718731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville , South Carolina  29602

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,187	$ 1,302
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Receivables – limited partners	85	81
Total assets	$ 1,272	$ 1,383

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 18	$ 27

Contingencies (Note 5)

Partners' equity
General partners	38	39
Limited partners	1,216	1,317
	1,254	1,356
Total liabilities and partners’ equity	$ 1,272	$ 1,383

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 7	$ 1	$ 22

Operating expenses:
Legal and accounting	11	11	23	22
Management fees - partners (Note 3)	7	7	14	14
General and administrative	3	5	7	9
Total operating expenses	21	23	44	45

Loss from partnership operations	(21)	(16)	(43)	(23)
Advances to Local Limited Partnerships
recognized as expense (Note 2)	(59)	(1)	(59)	(1)
Net loss	$ (80)	$ (17)	$ (102)	$ (24)
Net loss allocated to general
partners (1%)	$ (1)	$ --	$ (1)	$ --
Net loss allocated to limited
partners (99%)	(79)	(17)	(101)	(24)
	$ (80)	$ (17)	$ (102)	$ (24)

Net loss per limited partnership
interest (Note 1)	$ (6.02)	$ (1.29)	$ (7.70)	$ (1.83)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands, except partnership interests)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		13,117

Partners' equity,
December 31, 2008	$ 39	$ 1,317	$ 1,356

Net loss for the six months
ended June 30, 2009	(1)	(101)	(102)

Partners' equity,
June 30, 2009	$ 38	$ 1,216	$ 1,254

(A)   Consists of 13,117 limited partnership interests at June 30, 2009 and December 31, 2008.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (102)	$ (24)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnerships recognized
as expense	59	1
Change in accounts:
Other receivables	(4)	(1)
Accounts payable and accrued expenses	(9)	(3)
Net cash used in operating activities	(56)	(27)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(59)	(1)

Net decrease in cash and cash equivalents	(115)	(28)

Cash and cash equivalents, beginning of period	1,302	1,356

Cash and cash equivalents, end of period	$ 1,187	$ 1,328

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008.

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

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

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

Variable Interest Entities

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”)issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of June 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions during the six months ended June 30, 2009 and 2008.

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

At June 30, 2009 and December 31, 2008, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

The Partnership advanced approximately $59,000 and $1,000 to the Local Limited Partnerships during the six months ended June 30, 2009 and 2008, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2009 and 2008, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The difference between the investment per the accompanying balance sheets at June 30, 2009 and December 31, 2008 and the equity per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2009 and 2008 for the Local Limited Partnerships in which the Partnership has investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues
Rental and other income	$ 311	$ 481	$ 758	$ 880
Expenses
Operating expense	159	298	428	527
Financial expenses	81	88	162	175
Depreciation and amortization
expenses	61	55	121	110
Total expenses	301	441	711	812

Net income	$ 10	$ 40	$ 47	$ 68

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenue and data processing fees.  The amounts paid were approximately $13,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Note 3 – Related Party Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $14,000 for each of the six months ended June 30, 2009 and 2008.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $13,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 4 – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at June 30, 2009 approximated their fair value.

Note 5 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of June 30, 2009 and December 31, 2008, the Partnership had cash of approximately $1,187,000 and $1,302,000, respectively, which was invested in an interest bearing account. This resulted in the Partnership earning approximately $1,000 and $22,000 in interest income for the six months ended June 30, 2009 and 2008, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.

The Partnership advanced approximately $59,000 and $1,000 to the Local Limited Partnerships during the six months ended June 30, 2009 and 2008, respectively, to fund operations. These amounts are included in advances to Local Limited Partnerships recognized as expense for the six months ended June 30, 2009 and 2008, as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Results of Operations

At June 30, 2009, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  The Partnership received no distributions during the six months ended June 30, 2009 and 2008. The investment balance in all of the Partnership's Local Limited Partnerships had been reduced to zero as of June 30, 2009 and December 31, 2008.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. Interest income was approximately $1,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income is primarily a result of lower average interest rates.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $14,000 for each of the six months ended June 30, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $23,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively, and approximately $11,000 for each of the three months ended June 30, 2009 and 2008. General and administrative expenses were approximately $7,000 and $9,000 for the six months ended June 30, 2009 and 2008, respectively, and approximately $3,000 and $5,000 for the three months ended June 30, 2009 and 2008, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.22% of the outstanding Units at June 30, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  These five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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