Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2010-03-31
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL IV are National Partnership Investments Corp. ("NAPICO"), a California corporation (the “Corporate General Partner”), and National Partnership Investments Associates. NAPICO is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO. The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

REAL IV holds limited partnership interests in five local limited partnerships (the "Local Limited Partnerships") as of December 31, 2009, after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005 and losing its interest in one Local Limited partnership to foreclosure in 2006. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 2.   Properties

During 2009, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2009 of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2009

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2009	2008

Branford Elderly II	44	(B)	44	100%	98%
Branford, CT

95 Vine Street	31	(A)	31	98%	97%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	95%	88%
North Biloxi, MS

One Madison Ave.	27	(A)	27	99%	96%
Madison, ME

Village of	32	(B)	24	78%	81%
Albany/Broadhead,
Albany, WI (C)

Totals	174		126

(A)   Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)   The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

(C)   In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged default under the loan encumbering the Local Limited Partnership’s property. The Local Operating General Partner has not responded to the complaint and a foreclosure sale is scheduled for May 2010.  The Partnership had no investment balance in this Local Limited Partnership at December 31, 2009 and 2008.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2009.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

The Branford Group LP	99%	$ 313	$ 562
Better Housing Associates LP	99%	310	548
Oakridge Park Apts. I	95%	161	910
One Madison Ave. Associates	99%	213	365
Green Ko Enterprises LP	95%	185	981
		$1,182	$ 3,366

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

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, there were 2,032 registered holders of 13,099 limited partnership interests in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.25% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary source of funds includes distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2009 and 2008, the Partnership had cash of approximately $1,149,000 and $1,302,000, respectively. The Partnership earned approximately $1,000 and $30,000 in interest income for the years ended December 31, 2009 and 2008, respectively. The Partnership did not distribute any funds during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, the Partnership advanced approximately $59,000 to one Local Limited Partnership, Better Housing Associates, for working capital deficits.  During the year ended December 31, 2008, the Partnership advanced approximately $1,000 to one Local Limited Partnership, One Madison Avenue Associates, to fund operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances made to Local Limited Partnerships recognized as expense for the years ended December 31, 2009 and 2008 as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged default under the loan encumbering the Local Limited Partnership’s property. The Local Operating General Partner has not responded to the complaint and a foreclosure sale is scheduled for May 2010.  The Partnership had no investment balance in this Local Limited Partnership at December 31, 2009 and 2008.

Results of Operations

At December 31, 2009, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the year ended December 31, 2008, the Partnership received approximately $8,000 from operations of the Local Limited Partnerships. The Partnership received no distributions from the Local Limited Partnerships during the year ended December 31, 2009. The investment balance in all of the Partnership’s Local Limited Partnerships had been reduced to zero as of December 31, 2009 and 2008.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2009 and 2008, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

Total revenues for the Local Limited Partnerships were approximately $1,731,000 and $1,788,000 for the years ended December 31, 2009 and 2008, respectively.

Total expenses for the Local Limited Partnerships were approximately $1,550,000 and $1,638,000 for the years ended December 31, 2009 and 2008, respectively.

Total net income for the Local Limited Partnerships was approximately $181,000 and $150,000 for the years ended December 31, 2009 and 2008, respectively.  The income allocated to the Partnership was approximately $178,000 for 2009 and approximately $143,000 for 2008, but these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in Local Limited Partnerships and distributions from the Local Limited Partnerships in which the Partnership has invested. Interest income was approximately $1,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $28,000 for each of the years ended December 31, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $49,000 for each of the years ended December 31, 2009 and 2008.  General and administrative expenses were approximately $16,000 for each of the years ended December 31, 2009 and 2008. Included in general and administrative expenses are costs incurred to communicate with investors.

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

Other

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.25% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners’ Equity - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheets of Real Estate Associates Limited IV as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

                          REAL ESTATE ASSOCIATES LIMITED IV

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$1,149	$1,302
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Receivables – limited partners	85	81
Total assets	$1,234	$1,383

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 29	$ 27

Contingencies (Note 6)

Partners' equity
General partners	37	39
Limited partners	1,168	1,317
	1,205	1,356
Total liabilities and partners’ equity	$ 1,234	$ 1,383

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ 1	$ 30

Operating expenses:
Legal and accounting	49	49
Management fees – partners (Note 3)	28	28
General and administrative	16	16
Total operating expenses	93	93

Loss from partnership operations	(92)	(63)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	--	8
Advances made to Local Limited Partnerships
recognized as expense (Note 2)	(59)	(1)

Net loss (Note 4)	$ (151)	$ (56)

Net loss allocated to general partners (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(149)	(55)
	$ (151)	$ (56)

Net loss per limited partnership interest (Note 1)	$(11.36)	$ (4.19)

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                (in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2007	$ 40	$ 1,372	$ 1,412

Net loss for the year ended
December 31, 2008	(1)	(55)	(56)

Partners’ equity, December 31, 2008	39	1,317	1,356

Net loss for the year ended
December 31, 2009	(2)	(149)	(151)

Partners’ equity, December 31, 2009	$ 37	$ 1,168	$ 1,205
		(A)

(A)   Consists of 13,099 and 13,117 limited partnership interests at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, eighteen and sixteen, respectively, limited partnership interests were abandoned (Note 1).

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (151)	$ (56)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Limited Partnerships
recognized as expense	59	1
Change in accounts:
Receivables – limited partners	(4)	(1)
Accounts payable and accrued expenses	2	3
Net cash used in operating activities	(94)	(53)

Cash flows used in investing activities:
Advances to Local Limited Partnerships	(59)	(1)

Net decrease in cash and cash equivalents	(153)	(54)

Cash and cash equivalents beginning of the year	1,302	1,356

Cash and cash equivalents end of the year	$ 1,149	$ 1,302

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the “Partnership”) was formed under the California Limited Partnership Act on August 24, 1981.  The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily Federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO"), the Corporate General Partner, and National Partnership Investments Associates, a limited partnership.  The business of the Partnership is conducted primarily by NAPICO. NAPICO is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2009 and 2008, the number of Limited Partnership Interests decreased by eighteen and sixteen interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 13,117 and 13,133 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2009 and 2008.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2009 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The five VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of five apartment properties with a total of 174 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 174 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local

Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2008, the Partnership received approximately $8,000 from operations of the Local Limited Partnerships. The Partnership received no distributions from the Local Limited Partnerships during the year ended December 31, 2009. The investment balance in all of the Partnership’s Local Limited Partnerships had been reduced to zero as of December 31, 2009 and 2008.

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

At December 31, 2009 and 2008, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

During the year ended December 31, 2009, the Partnership advanced approximately $59,000 to one Local Limited Partnership, Better Housing Associates, for working capital deficits.  During the year ended December 31, 2008, the Partnership advanced approximately $1,000 to one Local Limited Partnership, One Madison Avenue Associates, to fund operations. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances made to Local Limited Partnerships recognized as expense for the years ended December 31, 2009 and 2008 as the investment balance in the Local Limited Partnerships had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The difference between the investment per the accompanying balance sheets at December 31, 2009 and 2008, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2009 and 2008 and the condensed combined results of operations for each of the two years in the period ended December 31, 2009 are as follows:

Condensed Combined Balance Sheets

Of the Local Limited Partnerships

	December 31,
Assets:	2009	2008
	(in thousands - unaudited)

Land	$ 770	$ 770
Buildings and improvements, net of accumulated
depreciation of approximately $5,998
and $5,754, respectively	1,988	2,161
Other assets	988	979
Total assets	$ 3,746	$ 3,910

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 3,366	$ 3,677
Other liabilities	1,165	1,193

Partners' deficit

	(785)	(960)

Total liabilities and partners' deficit

	$ 3,746	$ 3,910

Condensed Combined Results of Operations

Of the Local Limited Partnerships

	Years Ended
	December 31,
	2009	2008
	(in thousands - unaudited)

Revenues:
Rental and other income	$ 1,731	$ 1,788

Expenses:
Operating expenses	1,037	1,074
Interest	268	323
Depreciation and amortization	245	241

Total expenses	1,550	1,638

Net income	$ 181	$ 150

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $20,000 and $14,000 for the years ended December 31, 2009 and 2008, respectively.

Green Ko Enterprises LP

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged default under the loan encumbering the Local Limited Partnership’s property. The Local Operating General Partner has not responded to the complaint and a foreclosure sale is scheduled for May 2010.  The Partnership had no investment balance in this Local Limited Partnership at December 31, 2009 and 2008.

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

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $20,000 and $14,000, respectively, for providing property management services.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2009 and 2008.

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $20,000 and $14,000, respectively, for providing property management services.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.25% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended
	December 31,
	2009	2008
	(in thousands)
Net loss per financial statements	$ (151)	$ (56)
Add (deduct):
Partnership's share of Local Limited
Partnerships	353	430
Other	48	3
Federal taxable income	$ 250	$ 377
Federal taxable income per limited
partnership interest	$ 37.73	$ 56.80

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2009 and 2008 (in thousands):

	2009	2008
Net assets as reported	$ 1,205	$ 1,356
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(2,834)	(3,185)
Syndication costs	3,565	3,565
Other	617	569
Net assets - tax basis	$ 2,553	$ 2,305

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which the Partnership has Invested (Unaudited)

Gross Amount at which

Carried at December 31, 2009

(in thousands - unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
The Branford Group LP	$ 562	$ 306	$ 1,948	$ 2,254	$ 1,238	1982-83
Better Housing Assoc. LP	548	280	2,105	2,385	1,347	1982-83
Oakridge Park Apts. I	910	40	1,466	1,506	1,218	1982-83
One Madison Ave. Assoc.	365	84	1,212	1,296	1,105	1982-83
Green Ko Enterprises LP	981	60	1,255	1,315	1,090	1982-83
Total	$ 3,366	$ 770	$ 7,986	$ 8,756	$ 5,998

Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2009	2008

Balance at beginning of year	$ 8,685	$ 8,445
Property improvements	98	240
Disposals of property	(27)	--
Balance at end of year	$ 8,756	$ 8,685
Accumulated Depreciation
Balance at beginning of year	$ 5,754	$ 5,515
Depreciation expense	245	239
Disposals of property	(1)	--
Balance at end of year	$ 5,998	$ 5,754

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

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

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,457.47	22.25%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2009 and 2008.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.25% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $29,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $15,000 for each of the years 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Equity for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior Vice	Date: March 31, 2010
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2010
Ernest M. Freedman	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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