Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2011-03-31
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL IV holds limited partnership interests in five local limited partnerships (the "Local Limited Partnerships") as of December 31, 2010, after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005 and losing its interest in one Local Limited partnership to foreclosure in 2006. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 2.   Properties

During 2010, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2010 of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2010

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2010	2009

Branford Elderly II	44	(B)	44	98%	100%
Branford, CT

95 Vine Street	31	(A)	31	91%	98%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	93%	95%
North Biloxi, MS

One Madison Ave.	27	(A)	27	99%	99%
Madison, ME

Village of
Broadhead	20	(B)	17	94%	78%
Albany, WI (C)

Totals	162		119

(A)   Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)   The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

(C)   In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged defaults under the loan encumbering one of the Local Limited Partnership’s properties. On May 4, 2010, a foreclosure sale of the property was held and a third party submitted the successful bid in the amount of approximately $197,000. The Partnership received no proceeds from the foreclosure sale of the property. Green Ko Enterprise LP continues to own one investment property. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2010 and 2009.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2010.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

The Branford Group LP	99%	$ 313	$ 417
Better Housing Associates LP	99%	310	654
Oakridge Park Apts. I	95%	161	907
One Madison Ave. Associates	99%	213	269
Green Ko Enterprises LP	95%	185	556
		$1,182	$ 2,803

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

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, there were 2,026 registered holders of 13,095 limited partnership interests in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.26% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2010 and 2009, the Partnership had cash of approximately $1,043,000 and $1,149,000, respectively. The Partnership did not distribute any funds during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, the Partnership advanced approximately $10,000 and $59,000, respectively, to one Local Limited Partnership, Better Housing Associates, to fund a tax payment and working capital deficits, respectively. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $7,000 from the Local Limited Partnership as a result of the receipt of a refund from the taxing authority. Approximately $3,000 and $59,000 of advances are included in advances made to Local Limited Partnership recognized as expense for the years ended December 31, 2010 and 2009 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged defaults under the loan encumbering one of the Local Limited Partnership’s properties. On May 4, 2010, a foreclosure sale of the property was held and a third party submitted the successful bid in the amount of approximately $197,000. The Partnership received no proceeds from the foreclosure sale of the property. Green Ko Enterprises LP continues to own one investment property. The Partnership had no investment balance in this Local Limited Partnership at both December 31, 2010 and 2009.

Results of Operations

At December 31, 2010, the Partnership had investments in five Local Limited Partnerships all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the year ended December 31, 2010, the Partnership received approximately $4,000 from operations of one of the Local Limited Partnerships. The Partnership received no distributions from the Local Limited Partnerships during the year ended December 31, 2009. The investment balance in all of the Partnership’s Local Limited Partnerships had been reduced to zero as of December 31, 2010 and 2009.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2010 and 2009, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

Total revenues for the Local Limited Partnerships were approximately $1,956,000 and $1,731,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses for the Local Limited Partnerships were approximately $1,519,000 and $1,550,000 for the years ended December 31, 2010 and 2009, respectively.

Total net income for the Local Limited Partnerships was approximately $437,000 and $181,000 for the years ended December 31, 2010 and 2009, respectively. The income allocated to the Partnership was approximately $417,000 for 2010 and approximately $178,000 for 2009, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

Partnership revenues consist primarily of distributions from the Local Limited Partnerships in which the Partnership has invested.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership’s original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $28,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $61,000 and $49,000 for the years ended December 31, 2010 and 2009, respectively. The increase in legal and accounting fees is primarily due to an increase in professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $16,000 for each of the years ended December 31, 2010 and 2009.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 162 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2010 and 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners’ Equity - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheets of Real Estate Associates Limited IV as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

                          REAL ESTATE ASSOCIATES LIMITED IV

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$1,043	$ 1,149
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Receivables – limited partners	85	85
Total assets	$1,128	$ 1,234

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 27	$ 29

Contingencies (Note 6)

Partners' equity
General partners	36	37
Limited partners	1,065	1,168
	1,101	1,205
Total liabilities and partners’ equity	$ 1,128	$ 1,234

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest income	$ --	$ 1

Operating expenses:
Legal and accounting	61	49
Management fees – Corporate General Partner (Note 3)	28	28
General and administrative	16	16
Total operating expenses	105	93

Loss from partnership operations	(105)	(92)
Distribution from Local Limited Partnership
recognized as income (Note 2)	4	--
Advances made to Local Limited Partnership recognized
as expense, net (Note 2)	(3)	(59)

Net loss (Note 4)	$ (104)	$ (151)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(103)	(149)
	$ (104)	$ (151)

Net loss per limited partnership interest (Note 1)	$ (7.86)	$(11.36)

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                (in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2008	$ 39	$ 1,317	$ 1,356

Net loss for the year ended
December 31, 2009	(2)	(149)	(151)

Partners’ equity, December 31, 2009	37	1,168	1,205

Net loss for the year ended
December 31, 2010	(1)	(103)	(104)

Partners’ equity, December 31, 2010	$ 36	$ 1,065	$ 1,101
		(A)

(A)   Consists of 13,095 and 13,099 limited partnership interests at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, 4 and 18, respectively, limited partnership interests were abandoned (Note 1).

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (104)	$ (151)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Limited Partnership
recognized as expense, net	3	59
Change in accounts:
Receivables – limited partners	--	(4)
Accounts payable and accrued expenses	(2)	2
Net cash used in operating activities	(103)	(94)

Cash flows from investing activities:
Advances to Local Limited Partnership	(10)	(59)
Repayment of advances to Local Limited Partnership	7	--
Net cash used in investing activities	(3)	(59)

Net decrease in cash and cash equivalents	(106)	(153)

Cash and cash equivalents beginning of the year	1,149	1,302

Cash and cash equivalents end of the year	$ 1,043	$ 1,149

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the “Partnership”) was formed under the California Limited Partnership Act on August 24, 1981.  The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily Federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO" or the “Corporate General Partner”), and National Partnership Investments Associates, a limited partnership.  The business of the Partnership is conducted primarily by NAPICO. NAPICO is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2010 and 2009, the number of Limited Partnership Interests decreased by 4 and 18 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 13,099 and 13,117 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2010 approximated their fair value due to the short term maturity of these instruments.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 162 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2010 and 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in five Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 162 and 174 apartment units at December 31, 2010 and 2009, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local

Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2010, the Partnership received a distribution of approximately $4,000 from operations of one Local Limited Partnership. The Partnership received no distributions from the Local Limited Partnerships during the year ended December 31, 2009.

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

At December 31, 2010 and 2009, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

During the years ended December 31, 2010 and 2009, the Partnership advanced approximately $10,000 and $59,000, respectively, to one Local Limited Partnership, Better Housing Associates, to fund a tax payment and working capital deficits, respectively. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $7,000 from the Local Limited Partnership as a result of the receipt of a refund from the taxing authority. Approximately $3,000 and $59,000 of advances are included in advances made to Local Limited Partnership recognized as expense for the years ended December 31, 2010 and 2009 as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The difference between the investment per the accompanying balance sheets at December 31, 2010 and 2009, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2010 and 2009 and the condensed combined results of operations for each of the two years in the period ended December 31, 2010 are as follows:

Condensed Combined Balance Sheets

Of the Local Limited Partnerships

	December 31,
	2010	2009
	(in thousands - unaudited)
Assets:
Land	$ 764	$ 770
Buildings and improvements, net of accumulated
depreciation of approximately $5,790
and $5,998, respectively	2,015	1,988
Other assets	1,077	988
Total assets	$ 3,856	$ 3,746

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 2,803	$ 3,366
Other liabilities	1,420	1,165

Partners' deficit

	(367)	(785)

Total liabilities and partners' deficit

	$ 3,856	$ 3,746

Condensed Combined Results of Operations

Of the Local Limited Partnerships

	Years Ended
	December 31,
	2010	2009
	(in thousands - unaudited)

Revenues:
Rental and other income	$ 1,602	$ 1,731
Gain on foreclosure sale	354	--

Total revenues	1,956	1,731

Expenses:
Operating expenses	1,043	1,037
Interest	239	268
Depreciation and amortization	237	245

Total expenses	1,519	1,550

Net income	$ 437	$ 181

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $16,000 and $20,000 for the years ended December 31, 2010 and 2009, respectively.

Green Ko Enterprises LP

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged defaults under the loan encumbering one of the Local Limited Partnership’s properties. On May 4, 2010, a foreclosure sale of the property was held and a third party submitted the successful bid in the amount of approximately $197,000. The Partnership received no proceeds from the foreclosure sale of the property. Green Ko Enterprises LP continues to own one investment property. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2010 and 2009.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2010 and 2009.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $16,000 and $20,000 for the years ended December 31, 2010 and 2009, respectively.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.26% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note 4 – Income Taxes

The Partnership is not taxed on its income.  The partners are taxed in their individual capacities based upon their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations.  The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below.  The taxable income is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended
	December 31,
	2010	2009
	(in thousands)
Net loss per financial statements	$ (104)	$ (151)
Add (deduct):
Partnership's share of Local Limited
Partnerships	698	353
Other	(56)	48
Federal taxable income	$ 538	$ 250
Federal taxable income per limited
partnership interest	$ 81.38	$ 37.73

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2010 and 2009 (in thousands):

	2010	2009
Net assets as reported	$ 1,101	$ 1,205
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(2,136)	(2,834)
Syndication costs	3,565	3,565
Other	561	617
Net assets - tax basis	$ 3,091	$ 2,553

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which the Partnership has Invested (Unaudited)

Gross Amount at which

Carried at December 31, 2010

(in thousands - unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
The Branford Group LP	$ 417	$ 306	$1,952	$2,258	$1,294	1982-83
Better Housing Assoc. LP	654	296	2,355	2,651	1,441	1982-83
Oakridge Park Apts. I	907	40	1,478	1,518	1,232	1982-83
One Madison Ave. Assoc.	269	84	1,258	1,342	1,151	1982-83
Green Ko Enterprises LP	556	38	762	800	672	1982-83
Total	$ 2,803	$ 764	$7,805	$8,569	$5,790

Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2010	2009

Balance at beginning of year	$ 8,756	$ 8,685
Property improvements	401	98
Disposals of property	(588)	(27)
Balance at end of year	$ 8,569	$ 8,756

Accumulated Depreciation
Balance at beginning of year	$ 5,998	$ 5,754
Depreciation expense	234	245
Disposals of property	(442)	(1)
Balance at end of year	$ 5,790	$ 5,998

Note 6 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

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

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,457.47	22.26%

AIMCO Properties, LP is indirectly, ultimately controlled by AIMCO. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. The management fees were approximately $28,000 for each of the years ended December 31, 2010 and 2009.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $16,000 and $20,000 for the years ended December 31, 2010 and 2009, respectively.

AIMCO and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.26% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $30,000 and $28,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $13,000 and $15,000 for the years 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Equity for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 31, 2011
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2011
Ernest M. Freedman	President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

REAL ESTATE ASSOCIATES LIMITED IV

EXHIBIT INDEX

Exhibit     Description of Exhibit

3         Articles of incorporation and by laws.  The Registrant is not incorporated.  The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

3.1       Amendments to Restated Certificate and Agreement of Limited Partnership (filed with the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

3.2       Restated Certificate and Agreement of Limited Partnership (complete text as amended) (filed with the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

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