Form 10-Q
period 2011-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2011-08-12
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$ 1,013	$ 1,043
Investments in and advances to Local Limited Partnerships	--	--
Receivables – limited partners	85	85
Total assets	$ 1,098	$ 1,128

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 21	$ 27

Contingencies	--	--

Partners' equity
General partners	36	36
Limited partners	1,041	1,065
Total partners’ equity	1,077	1,101
Total liabilities and partners’ equity	$ 1,098	$ 1,128

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	15	20	28	32
Management fees – Corporate General Partner	7	7	14	14
General and administrative	8	3	11	7
Total operating expenses	30	30	53	53

Loss from partnership operations	(30)	(30)	(53)	(53)
Advances made to Local Limited Partnership recognized as expense	(1)	(10)	(1)	(10)
Gain on sale of interest in Local Limited Partnership	30	--	30	--
Net loss	$ (1)	$ (40)	$ (24)	$ (63)

Net loss allocated to general partners	$ --	$ (1)	$ --	$ (1)
Net loss allocated to limited partners	$ (1)	$ (39)	$ (24)	$ (62)

Net loss per limited partnership interest	$ (0.08)	$ (2.97)	$ (1.83)	$ (4.73)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' equity, December 31, 2010	$ 36	$ 1,065	$ 1,101

Net loss for the six months ended June 30, 2011	--	(24)	(24)

Partners' equity, June 30, 2011	$ 36	$ 1,041	$ 1,077

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (24)	$ (63)
Adjustments to reconcile net loss to net cash used in operating activities:
Advances made to Local Limited Partnership recognized as expense	1	10
Gain on sale of interest in Local Limited Partnership	(30)	--
Change in accounts:
Accounts payable and accrued expenses	(6)	(7)
Net cash used in operating activities	(59)	(60)

Cash flows from investing activities:
Advances to Local Limited Partnership	(1)	(10)
Proceeds from sale of interest in Local Limited Partnership	30	--
Net cash provided by(used in) investing activities	29	(10)

Net decrease in cash and cash equivalents	(30)	(70)

Cash and cash equivalents, beginning of period	1,043	1,149

Cash and cash equivalents, end of period	$ 1,013	$ 1,079

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both June 30, 2011 and December 31, 2010, there were 13,095 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,095 and 13,099 for the three and six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in four and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at June 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 142 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of June 30, 2011 and December 31, 2010, the Partnership holds limited partnership interests in four and five Local Limited Partnerships, respectively. The Local Limited Partnerships own residential low income rental projects consisting of 142 and 162 apartment units at June 30, 2011 and December 31, 2010, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the six months ended June 30, 2011 or 2010.

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

At June 30, 2011 and December 31, 2010, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

During the six months ended June 30, 2011 and 2010, the Partnership advanced approximately $1,000 and $10,000 to one Local Limited Partnership, Better Housing Associates, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances made to Local Limited Partnership recognized as expense for the three and six months ended June 30, 2011 and 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2011 and 2010 for the Local Limited Partnerships in which the Partnership has investments (2011 and 2010 amounts exclude Green Ko Enterprises LP due to the assignment of the Partnership’s interest in the Local Limited Partnership in May 2011) (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues
Rental and other income	$ 374	$ 388	$ 734	$ 758
Expenses
Operating expense	228	286	472	517
Financial expenses	44	38	88	77
Depreciation and amortization expenses	53	52	106	103
Total expenses	325	376	666	697

Income from continuing operations	$ 49	$ 12	$ 68	$ 61

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  The Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $11,000 and $9,000 for the six months ended June 30, 2011 and 2010, respectively.

Green Ko Enterprises LP

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged defaults under the loan encumbering the Local Limited Partnership’s property. On May 4, 2010, a foreclosure sale of the property was held and a third party submitted the successful bid in the amount of approximately $197,000. The Partnership received no proceeds from the foreclosure sale of the property. Green Ko Enterprises LP continued to own one additional investment property.

In May 2011, the Partnership assigned its limited partnership interest in Green Ko Enterprises LP to an affiliate of the Local Operating General Partner for approximately $63,000. The proceeds received of approximately $30,000, net of Wisconsin withholding taxes of approximately $33,000, were recorded as gain on sale of interest in Local Limited Partnership for the three and six months ended June 30, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both June 30, 2011 and December 31, 2010.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $14,000 for each of the six months ended June 30, 2011 and 2010.

In addition to being the Corporate General Partner, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $11,000 and $9,000 for the six months ended June 30, 2011 and 2010, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at June 30, 2011 approximated their fair value due to the short term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate operating cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of June 30, 2011, the Partnership had cash of approximately $1,013,000, compared to approximately $1,043,000 at December 31, 2010.

During the six months ended June 30, 2011 and 2010, the Partnership advanced approximately $1,000 and $10,000 to one Local Limited Partnership, Better Housing Associates, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnerships. These amounts are included in advances made to Local Limited Partnership recognized as expense for the three and six months ended June 30, 2011 and 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

In October 2009, the mortgage lender for Village of Albany filed an action against Green Ko Enterprises LP for alleged defaults under the loan encumbering the Local Limited Partnership’s property. On May 4, 2010, a foreclosure sale of the property was held and a third party submitted the successful bid in the amount of approximately $197,000. The Partnership received no proceeds from the foreclosure sale of the property. Green Ko Enterprises LP continued to own one additional investment property.

In May 2011, the Partnership assigned its limited partnership interest in Green Ko Enterprises LP to an affiliate of the Local Operating General Partner for approximately $63,000. The proceeds received of approximately $30,000, net of Wisconsin withholding taxes of approximately $33,000, were recorded as gain on sale of interest in Local Limited Partnership for the three and six months ended June 30, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both June 30, 2011 and December 31, 2010.

Results of Operations

At June 30, 2011, the Partnership had investments in four Local Limited Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership received no distributions during the six months ended June 30, 2011 and 2010. The investment balance in all of the Local Limited Partnerships had been reduced to zero as of June 30, 2011 and December 31, 2010.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $7,000 and $14,000 for each of the three and six months ended June 30, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $28,000 and $32,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $15,000 and $20,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease in legal and accounting fees for both periods is primarily due to a decrease in professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $11,000 and $7,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $8,000 and $3,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in general and administrative expenses for both periods is primarily due to an increase in costs associated with the quarterly and annual communications with investors.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.26% of the outstanding Units at June 30, 2011. A Unit consists of two limited partnership interests. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in four and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The four VIEs at June 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 142 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.2      Assignment Agreement by and between Real Estate Associates Limited IV, a California limited partnership, Linda Kittleson and Duane Kittleson, dated May 19, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 19, 2011.

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