Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2012-03-29
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

REAL IV holds limited partnership interests in three local limited partnerships (the "Local Limited Partnerships") as of December 31, 2011 after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005, losing its interest in one Local Limited partnership to foreclosure in 2006 and assigning its limited partnership interest in two Local Limited Partnerships in 2011. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2011, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2011 of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2011

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2011	2010

Branford Elderly II	44	(B)	44	99%	98%
Branford, CT

95 Vine Street	31	(A)	31	96%	91%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	89%	93%
North Biloxi, MS

Totals	115		75

(A)   Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)   The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2011.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

The Branford Group LP	99%	$ 313	$ 253
Better Housing Associates LP	99%	310	958
Oakridge Park Apts. I	95%	161	892
		$ 784	$ 2,103

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

Item 4.     Mine Safety Disclosures

Not applicable.

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, there were 2,026 registered holders of 13,044.20 limited partnership interests in REAL IV. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

Aimco and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.35% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2011 and 2010, the Partnership had cash of approximately $1,083,000 and $1,043,000, respectively.

During the years ended December 31, 2011 and 2010, the Partnership advanced approximately $1,000 and $10,000, respectively, to one Local Limited Partnership, Better Housing Associates, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. These amounts are included in advances made to Local Limited Partnership recognized as expense for the years ended December 31, 2011 and 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. However, during the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $7,000 from a Local Limited Partnership as a result of the receipt of a refund from the taxing authority. This repayment is recognized as recovery of advance made to Local Limited Partnership previously recognized as expense. There were no repayments of advances during the year ended December 31, 2011.

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

In May 2011, the Partnership assigned its limited partnership interest in Green Ko Enterprises LP to an affiliate of the Local Operating General Partner for approximately $63,000. The proceeds received of approximately $60,000, approximately $30,000 of which was received during the fourth quarter of 2011, net of Wisconsin withholding taxes of approximately $3,000, were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and 2010.

In August 2011, the Partnership assigned its limited partnership interest in One Madison Avenue Associates to a third party for approximately $75,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and 2010.

Results of Operations

At December 31, 2011, the Partnership had investments in three Local Limited Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During each of the years ended December 31, 2011 and 2010, the Partnership received a distribution of approximately $4,000 from operations of one Local Limited Partnership. The investment balance in all of the Local Limited Partnerships had been reduced to zero as of December 31, 2011 and 2010.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2011 and 2010, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $1,075,000 and $1,068,000 for the years ended December 31, 2011 and 2010, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $1,054,000 and $1,066,000 for the years ended December 31, 2011 and 2010, respectively.

Total net income from continuing operations for the Local Limited Partnerships was approximately $21,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively. The income from continuing operations allocated to the Partnership was approximately $21,000 for 2011 and approximately $1,000 for 2010, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $28,000 for each of the years ended December 31, 2011 and 2010.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $55,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses were approximately $16,000 for each of the years ended December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in three and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 115 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2011 and 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners’ Equity - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheets of Real Estate Associates Limited IV as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

                          REAL ESTATE ASSOCIATES LIMITED IV

                                   BALANCE SHEETS

                                   (in thousands)

	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 1,083	$ 1,043
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	85	85
Total assets	$ 1,168	$ 1,128

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 28	$ 27

Contingencies	--	--

Partners' equity
General partners	36	36
Limited partners	1,104	1,065
Total partners’ equity	1,140	1,101
Total liabilities and partners’ equity	$ 1,168	$ 1,128

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF OPERATIONS

                   (in thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	55	61
Management fees – Corporate General Partner	28	28
General and administrative	16	16
Total operating expenses	99	105

Loss from partnership operations	(99)	(105)
Distributions from Local Limited Partnership
recognized as income	4	4
Recovery of advance made to Local Limited Partnership
previously recognized as expense	--	7
Advances made to Local Limited Partnership recognized
as expense	(1)	(10)

Gain on sale of interests in Local Limited Partnerships	135	--

Net income (loss)	$ 39	$ (104)

Net income (loss) allocated to general partners (1%)	$ --	$ (1)
Net income (loss) allocated to limited partners (99%)	$ 39	$ (103)

Net income (loss) per limited partnership interest	$ 2.98	$ (7.86)

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                (in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2009	$ 37	$ 1,168	$ 1,205

Net loss for the year ended
December 31, 2010	(1)	(103)	(104)

Partners’ equity, December 31, 2010	36	1,065	1,101

Net income for the year ended
December 31, 2011	--	39	39

Partners’ equity, December 31, 2011	$ 36	$ 1,104	$ 1,140

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 39	$ (104)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Advances made to Local Limited Partnership recognized
as expense, net	1	3
Gain on sale of interests in Local Limited Partnerships	(135)	--
Change in accounts:
Accounts payable and accrued expenses	1	(2)
Net cash used in operating activities	(94)	(103)

Cash flows from investing activities:
Advances to Local Limited Partnership	(1)	(10)
Repayment of advances to Local Limited Partnership	--	7
Proceeds from sale of interests in Local Limited
Partnerships	135	--
Net cash provided by (used in) investing activities	134	(3)

Net increase (decrease) in cash and cash equivalents	40	(106)

Cash and cash equivalents beginning of the year	1,043	1,149

Cash and cash equivalents end of the year	$ 1,083	$ 1,043

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2011

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2011 and 2010, the number of Limited Partnership Interests decreased by 50.80 and 4 interests, respectively, due to limited partners abandoning their interests. At December 31, 2011 and 2010, the Partnership had outstanding 13,044.20 and 13,095 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 13,095 and 13,099 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2011 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in three and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 115 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2011 and 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in three and five Local Limited Partnerships, respectively. The Local Limited Partnerships own residential low income rental projects consisting of 115 and 162 apartment units at December 31, 2011 and 2010, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 –Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local

Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During both the years ended December 31, 2011 and 2010, the Partnership received a distribution of approximately $4,000 from operations of one Local Limited Partnership.

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

At December 31, 2011 and 2010, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

During the years ended December 31, 2011 and 2010, the Partnership advanced approximately $1,000 and $10,000, respectively, to one Local Limited Partnership, Better Housing Associates, to fund tax payments. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. These amounts are included in advances made to Local Limited Partnership recognized as expense for the years ended December 31, 2011 and 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful. However, during the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $7,000 from a Local Limited Partnership as a result of the receipt of a refund from the taxing authority. This repayment is recognized as recovery of advance made to Local Limited Partnership previously recognized as expense. There were no repayments of advances during the year ended December 31, 2011.

The difference between the investment per the accompanying balance sheets at December 31, 2011 and 2010, and the equity per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2011 and 2010 and the condensed combined results of operations for each of the two years in the period ended December 31, 2011 are as follows (2011 and 2010 amounts exclude the operations of Green Ko Enterprises LP and One Madison Avenue Associates due to the assignment of the Partnership’s interests in the Local Limited Partnerships in May and August 2011, respectively):

Condensed Combined Balance Sheets

of the Local Limited Partnerships

	December 31,
	2011	2010
	(in thousands - unaudited)
Assets:
Land	$ 642	$ 642
Buildings and improvements, net of accumulated
depreciation of approximately $4,204
and $3,967, respectively	1,966	1,818
Other assets	646	784
Total assets	$ 3,254	$ 3,244

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 2,103	$ 1,978
Other liabilities	1,158	1,290
Partners’ deficit	(7)	(24)
Total liabilities and partners’ deficit	$ 3,254	$ 3,244

Condensed Combined Results of Operations

of the Local Limited Partnerships

	Years Ended
	December 31,
	2011	2010
	(in thousands - unaudited)

Revenues
Rental and other income	$ 1,075	$ 1,068

Expenses
Operating expenses	724	769
Interest	92	134
Depreciation and amortization	238	163

Total expenses	1,054	1,066

Income from continuing operations	$ 21	$ 2

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumberances of the Local Limited Partnerships:

Gross Amount at which

Carried at December 31, 2011

(in thousands - unaudited)

			Buildings
			And
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
The Branford Group LP	$ 253	$ 306	$1,956	$2,262	$1,349	1982-83
Better Housing Assoc. LP	958	296	2,726	3,022	1,609	1982-83
OakridgeParkApts. I	892	40	1,488	1,528	1,246	1982-83
Total	$ 2,103	$ 642	$6,170	$6,812	$4,204

Reconciliation of "Real Estate and Accumulated Depreciation":

	Year Ended December 31,
	(in thousands - unaudited)
Real Estate	2011	2010

Balance at beginning of year	$ 8,569	$ 8,756
Property improvements	385	401
Disposals of property	(2,142)	(588)
Balance at end of year	$ 6,812	$ 8,569

Accumulated Depreciation
Balance at beginning of year	$ 5,790	$ 5,998
Depreciation expense	237	234
Disposals of property	(1,823)	(442)
Balance at end of year	$ 4,204	$ 5,790

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for one of the Local Limited Partnerships included above.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees. The amounts paid were approximately $23,000 and $16,000 for the years ended December 31, 2011 and 2010, respectively.

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

In May 2011, the Partnership assigned its limited partnership interest in Green Ko Enterprises LP to an affiliate of the Local Operating General Partner for approximately $63,000. The proceeds received of approximately $60,000, approximately $30,000 of which was received during the fourth quarter of 2011, net of Wisconsin withholding taxes of approximately $3,000, were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and 2010.

One Madison Avenue Associates

In August 2011, the Partnership assigned its limited partnership interest in One Madison Avenue Associates to a third party for approximately $75,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2011, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and 2010.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $28,000 for each of the years ended December 31, 2011 and 2010.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $23,000 and $16,000 for the years ended December 31, 2011 and 2010, respectively.

Aimco and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.35% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

A reconciliation follows:

	Years Ended
	December 31,
	2011	2010
	(in thousands)
Net income (loss) per financial statements	$ 39	$ (104)
Add (deduct):
Partnership's share of Local Limited
Partnerships	91	698
Gain	261	--
Other	1	(56)
Federal taxable income	$ 392	$ 538
Federal taxable income per limited
partnership interest	$ 59.25	$ 81.38

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2011 and 2010 (in thousands):

	2011	2010
Net assets as reported	$ 1,140	$ 1,101
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(1,826)	(2,136)
Syndication costs	3,565	3,565
Other	532	561
Net assets - tax basis	$ 3,411	$ 3,091

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

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

Entity	Number of Units	Percentage

AIMCO Properties, LP	1,457.47	22.35%

AIMCO Properties, LP is indirectly, ultimately controlled by Aimco. Its business address is 4582 Ulster St. Parkway, Suite 1100, Denver, CO 80237.

(b)   None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $28,000 for each of the years ended December 31, 2011 and 2010.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates, is the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $23,000 and $16,000 for the years ended December 31, 2011 and 2010, respectively.

Aimco and its affiliates owned 1,457.47 limited partnership units (the "Units") or 2,914.94 limited partnership interests in the Partnership representing 22.35% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $30,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $14,000 and $13,000 for the years 2011 and 2010, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Equity for the years ended December 31, 2011 and 2010.

Statements of Cash Flows for the years ended December 31, 2011 and 2010.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 29, 2012
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 29, 2012
Ernest M. Freedman	President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2012
Stephen B. Waters	Accounting

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.