Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2013-04-01
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12439

REAL ESTATE ASSOCIATES LIMITED IV

(Exact name of registrant as specified in its charter)

California	95-3718731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive

Greenville, South Carolina  29615

(Address of principal executive offices)

Registrant’s telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The general partners of REAL IV are National Partnership Investments, LLC, ("NAPICO" or the “General Partner”), a California limited liability company, and National Partnership Investments Associates, a California limited partnership. The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.  The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

REAL IV holds limited partnership interests in two local limited partnerships (the "Local Limited Partnerships") as of December 31, 2012, after having 2 properties foreclosed during 2000, selling its interests in 20 Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005, losing its interest in one Local Limited partnership to foreclosure in 2006 and assigning its limited partnership interest in two Local Limited Partnerships in 2011 and one Local Limited Partnership in 2012. Each of the Local Limited Partnerships owns a low income hou3sing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Although each of the Local Limited Partnerships in which REAL IV has invested owns a project that must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2012, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2012 of the projects owned by Local Limited Partnerships in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2012

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2012	2011

95 Vine Street	31	(A)	30	98%	96%
Hartford, CT

Oakridge Park Apts.	40	(B)	--	89%	89%
North Biloxi, MS

Totals	71		30

(A)   Section 8 of Title II of the Housing and Community Development Act of 1994.

(B)   The mortgage is regulated by the Rural Housing Service under Section 515(b) of the National Housing Act of 1949.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2012.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Better Housing Associates LP	99%	$ 310	$ 859
Oakridge Park Apts. I	95%	161	881
		$ 471	$ 1,740

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, management believes that this insulates the projects from market competition.

Item 3.     Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures

Not applicable.

                                       PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2012, there were 2,012 registered holders of 13,018.20 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2012 and 2011, the Partnership had cash of approximately $2,525,000 and $1,083,000, respectively.

During the year ended December 31, 2011, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Better Housing Associates, to fund a tax payment. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance made to Local Limited Partnership recognized as expense for the year ended December 31, 2011, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful.

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

In December 2012, the Partnership assigned its limited partnership interest in The Branford Group Limited Partnership to a third party for a total price of $1,530,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and the date of assignment.

In June 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. The closing is expected to occur during the second quarter of 2013. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at December 31, 2012 and 2011.

Results of Operations

At December 31, 2012, the Partnership had investments in two Local Limited Partnerships, both of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During each of the years ended December 31, 2012 and 2011, the Partnership received a distribution of approximately $4,000 from operations of one Local Limited Partnership. The investment balance in both of the Local Limited Partnerships had been reduced to zero as of December 31, 2012 and 2011.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2012 and 2011, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $542,000 and $526,000 for the years ended December 31, 2012 and 2011, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $616,000 and $632,000 for the years ended December 31, 2012 and 2011, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $74,000 and $106,000 for the years ended December 31, 2012 and 2011, respectively. The loss from continuing operations allocated to the Partnership was approximately $74,000 for 2012 and approximately $106,000 for 2011, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $19,000 and $28,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease in the management fees is due to the assignment of the Partnership’s interest in Green Ko Enterprises LP and One Madison Avenue Associates during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $62,000 and $55,000 for the years ended December 31, 2012 and 2011, respectively. The increase in legal and accounting fees is primarily due to an increase in costs associated with the Partnership’s annual tax return. General and administrative expenses were approximately $16,000 for each of the years ended December 31, 2012 and 2011.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in two and three VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 71 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2012 and 2011.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”.  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners’ Equity - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheets of Real Estate Associates Limited IV as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

                            REAL ESTATE ASSOCIATES LIMITED IV

                                   BALANCE SHEETS

                                   (in thousands)

	December 31,
	2012	2011

Assets
Cash and cash equivalents	$ 2,525	$ 1,083
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	88	85
Total assets	$ 2,613	$ 1,168

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 36	$ 28

Contingencies	--	--

Partners' equity
General partners	50	36
Limited partners	2,527	1,104
Total partners’ equity	2,577	1,140
Total liabilities and partners’ equity	$ 2,613	$ 1,168

See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per interest data)

	Years Ended December 31,
	2012	2011

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	62	55
Management fees – General Partner	19	28
General and administrative	16	16
Total operating expenses	97	99

Loss from partnership operations	(97)	(99)
Distributions from Local Limited Partnership
recognized as income	4	4
Advance made to Local Limited Partnership recognized
as expense	--	(1)
Gain on sale of interests in Local Limited Partnerships	1,530	135

Net income	$ 1,437	$ 39

Net income allocated to general partners (1%)	$ 14	$ --
Net income allocated to limited partners (99%)	$ 1,423	$ 39

Net income per limited partnership interest	$109.09	$ 2.98

See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 (in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2010	$ 36	$ 1,065	$ 1,101

Net income for the year ended December 31, 2011	--	39	39

Partners’ equity, December 31, 2011	36	1,104	1,140

Net income for the year ended December 31, 2012	14	1,423	1,437

Partners’ equity, December 31, 2012	$ 50	$ 2,527	$ 2,577

See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED IV

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$ 1,437	$ 39
Adjustments to reconcile net income to net cash
used in operating activities:
Advance made to Local Limited Partnership
recognized as expense	--	1
Gain on sale of interests in Local Limited Partnerships	(1,530)	(135)
Change in accounts:
Receivables – limited partners	(3)	--
Accounts payable and accrued expenses	8	1
Net cash used in operating activities	(88)	(94)

Cash flows from investing activities:
Advance to Local Limited Partnership	--	(1)
Proceeds from sale of interests in Local Limited
Partnerships	1,530	135
Net cash provided by investing activities	1,530	134

Net increase in cash and cash equivalents	1,442	40
Cash and cash equivalents beginning of the year	1,083	1,043

Cash and cash equivalents end of the year	$ 2,525	$ 1,083

See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED IV

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2012

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited IV (the “Partnership”) was formed under the California Limited Partnership Act on August 24, 1981.  The Partnership was formed to invest either directly or indirectly in other limited partnerships which own and operate primarily Federal, state and local government-assisted housing projects. The general partners are National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the “General Partner”), and National Partnership Investments Associates, a California limited partnership.  The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2012 and 2011.

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

Abanondment of Limited Partnership Interests

During the years ended December 31, 2012 and 2011, the number of Limited Partnership Interests decreased by 26.00 and 50.80 interests, respectively, due to limited partners abandoning their interests. At December 31, 2012 and 2011, the Partnership had outstanding 13,018.20 and 13,044.20 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest is computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,044.20 and 13,095.00 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2012 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 2 and 3 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The 2 VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 2 apartment properties with a total of 71 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 2 and 3 Local Limited Partnerships, respectively. The Local Limited Partnerships own residential low income rental projects consisting of 71 and 115 apartment units at December 31, 2012 and 2011, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the years ended December 31, 2012 and 2011, the Partnership received a distribution of approximately $4,000 from operations of one Local Limited Partnership.

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

At December 31, 2012 and 2011, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

During the year ended December 31, 2011, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Better Housing Associates, to fund a tax payment. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance made to Local Limited Partnership recognized as expense for the year ended December 31, 2011, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful.

The difference between the investment per the accompanying balance sheets at December 31, 2012 and 2011, and the equity per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2012 and 2011 and the condensed combined results of operations for each of the two years in the period ended December 31, 2012 are as follows (2012 and 2011 amounts exclude the operations of The Branford Group Limited Partnership, Green Ko Enterprises LP and One Madison Avenue Associates due to the assignment of the Partnership’s interests in the Local Limited Partnerships in December 2012, May 2011 and August 2011, respectively):

Condensed Combined Balance Sheets of the Local Limited Partnerships (in thousands – unaudited)
	December 31,
	2012	2011
Assets:
Land	$ 336	$ 336
Buildings and improvements	4,237	4,214
Accumulated depreciation	(3,302)	(2,855)
Other assets	486	427
Total assets	$ 2,027	$ 2,122

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 1,740	$ 1,850
Other liabilities	1,225	1,131
Partners’ deficit	(938)	(859)
Total liabilities and partners’ deficit	$ 2,027	$ 2,122

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands, unaudited)
	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues
Rental and other income	$ 542	$ 526

Expenses
Operating expense	386	401
Financial expenses	53	49
Depreciation and amortization expenses	177	182
Total expenses	616	632

Loss from continuing operations	$ (74)	$ (106)

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships:

Gross Amount at which Carried at December 31, 2012
(in thousands – unaudited)
Description	Encumbrances	Land	Buildings and Personal Property	Total	Accumulated Depreciation	Date of Construction

Better Housing Assoc. LP	$ 859	$ 296	$2,736	$3,032	$1,773	1982-83
Oakridge Park Apts. I	881	40	1,501	1,541	1,259	1982-83
Total	$ 1,740	$ 336	$4,237	$4,573	$3,032

Reconciliation of "Real Estate and Accumulated Depreciation" :

	Years Ended December 31,
Real Estate	2012	2011
	(in thousands- unaudited)
Balance at beginning of year	$ 6,812	$ 8,569
Property improvements	23	385
Disposals of property	(2,262)	(2,142)
Balance at end of year	$ 4,573	$ 6,812

Accumulated Depreciation
Balance at beginning of year	$ 4,204	$ 5,790
Depreciation expense	177	237
Disposals of property	(1,349)	(1,823)
Balance at end of year	$ 3,032	$ 4,204

During 2012 and 2011, an affiliate of Aimco was the general partner and property management agent for Better Housing Associates.

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

In December 2012, the Partnership assigned its limited partnership interest in The Branford Group Limited Partnership to a third party for a total price of $1,530,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership’s investment balance in this Local Limited Partnership was zero at both December 31, 2011 and the date of assignment.

In June 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. The closing is expected to occur during the second quarter of 2013. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at December 31, 2012 and 2011.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $19,000 and $28,000 for the years ended December 31, 2012 and 2011, respectively.

During 2012 and 2011, an affiliate of Aimco was the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership paid the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees. The amounts paid were approximately $25,000 and $23,000 for the years ended December 30, 2012 and 2011, respectively.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net income per financial statements	$ 1,437	$ 39
Add (deduct):
Partnership’s share of Local Limited Partnerships	145	91
Gain	(694)	261
Other	36	1
Federal taxable income	$ 924	$ 392
Federal taxable income per limited partnership interest	$139.78	$ 59.25

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Net assets as reported	$ 2,577	$ 1,140
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(2,374)	(1,826)
Syndication costs	3,565	3,565
Other	568	532
Net assets - tax basis	$ 4,336	$ 3,411

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Real Estate Associates Limited IV (the “Partnership” or the “Registrant”) has no officers or directors.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.  There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.    Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

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

Entity	Number of Units	Percentage

Bethesda Holdings II, LLC	1,457.47	22.39%

(b)   None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $19,000 and $28,000 for the years ended December 31, 2012 and 2011, respectively.

During 2012 and 2011, an affiliate of Aimco was the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership paid the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees.  The amounts paid were approximately $25,000 and $23,000 for the years ended December 31, 2012 and 2011, respectively.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $30,000 and $29,000 for 2012 and 2011, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $17,000 and $14,000 for the years 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2012 and 2011.

Statements of Operations for the years ended December 31, 2012 and 2011.

Statements of Changes in Partners' Equity for the years ended December 31, 2012 and 2011.

Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: April 1, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: April 1, 2013	By: /s/Edward Schmidt
Edward Schmidt
Title: Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 1, 2013
Brian Flaherty

/s/Edward Schmidt	Chief Accounting Officer	Date: April 1, 2013
Edward Schmidt

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

14        Code of Ethics of Real Estate Associates Limited IV.

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.