Form 10-Q
period 2013-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2013-05-13
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 2,519	$ 2,525
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	88	88
Total assets	$ 2,607	$ 2,613

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 45	$ 36

Contingencies	--	--

Partners' equity
General partners	50	50
Limited partners	2,512	2,527
Total partners’ equity	2,562	2,577
Total liabilities and partners’ equity	$ 2,607	$ 2,613

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	12	11
Management fees - General Partner	3	5
General and administrative	--	5
Total operating expenses	15	21

Net loss	$ (15)	$ (21)

Net loss allocated to general partners (1%)	$ --	$ --

Net loss allocated to limited partners (99%)	$ (15)	$ (21)

Net loss per limited partnership interest	$ (1.15)	$ (1.61)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' equity,
December 31, 2012	$ 50	$ 2,527	$ 2,577

Net loss for the three months
ended March 31, 2013	--	(15)	(15)

Partners' equity,
March 31, 2013	$ 50	$ 2,512	$ 2,562

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (15)	$ (21)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in accounts:
Receivables – limited partners	--	(3)
Accounts payable and accrued expenses	9	(1)
Net cash used in operating activities	(6)	(25)

Net decrease in cash and cash equivalents	(6)	(25)

Cash and cash equivalents, beginning of period	2,525	1,083

Cash and cash equivalents, end of period	$ 2,519	$ 1,058

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the “General Partner”), and National Partnership Investments Associates, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At both March 31, 2013 and December 31, 2012, there were 13,018.20 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,018.20 and 13,044.20 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in 2 VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The 2 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 2 apartment properties with a total of 71 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of March 31, 2013 and December 31, 2012, the Partnership holds limited partnership interests in 2 Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 71 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the three months ended March 31, 2013 or 2012.

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

At March 31, 2013 and December 31, 2012, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

At times, advances are made to the Local Limited Partnerships.  Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnerships during the three months ended March 31, 2013 and 2012.

In June 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. The closing is expected to occur during the second quarter of 2013. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at March 31, 2013 and December 31, 2012.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has investments (2012 amounts exclude the operations of The Branford Group Limited Partnership due to the assignment of the Partnership’s interest in the Local Limited Partnership in December 2012) (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues
Rental and other income	$ 135	$ 131

Expenses
Operating expense	97	100
Financial expenses	13	12
Depreciation and amortization	44	46
Total expenses	154	158

Loss from continuing operations	$ (19)	$ (27)

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $3,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively.

During 2012, an affiliate of NAPICO was the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership paid the affiliate property management fees in the amount of 5 percent of its gross rental revenue and data processing fees. The amount paid was approximately $6,000 for the three months ended March 31, 2012.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at March 31, 2013 approximated their fair value due to the short term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of March 31, 2013, the Partnership had cash of approximately $2,519,000, compared to approximately $2,525,000 at December 31, 2012.

At times, advances are made to the Local Limited Partnerships.  Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnerships during the three months ended March 31, 2013 and 2012.

In June 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. The closing is expected to occur during the second quarter of 2013. The Partnership does not expect to receive any proceeds from the sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at March 31, 2013 and December 31, 2012.

Results of Operations

At March 31, 2013, the Partnership had investments in two Local Limited Partnerships, both of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.  The Partnership received no distributions from the Local Limited Partnerships during the three months ended March 31, 2013 or 2012.The investment balance in both of the Local Limited Partnerships had been reduced to zero as of March 31, 2013 and December 31, 2012.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $3,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $12,000 and $11,000 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses were less than $1,000 and approximately $5,000 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses decreased due to a decrease in costs associated with filing fees.

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

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at March 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 71 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Title: Director of Reporting

REAL ESTATE ASSOCIATES LIMITED IV
EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1       Articles of incorporation and by laws.  The Registrant is not incorporated.  The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

3.2       Amendments to Restated Certificate and Agreement of Limited Partnership (filed with the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

3.3       Restated Certificate and Agreement of Limited Partnership (complete text as amended) (filed with the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

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

101        XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.