Form 10-Q
period 2013-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2013-11-14
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 787	$ 2,525
Investments in and advances to Local Limited
Partnerships	--	--
Receivable from affiliates	11	--
Receivables – limited partners	98	88
Total assets	$ 896	$ 2,613

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$ 22	$ 36
Accrued fees due to General Partner	--	--
	22	36

Contingencies	--	--

Partners' equity:
General partners	50	50
Limited partners	824	2,527
Total partners’ equity	874	2,577
Total liabilities and partners’ equity	$ 896	$ 2,613

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	12	20	32	44
Management fees - General Partner	3	5	9	15
General and administrative	6	1	12	11
Total operating expenses	21	26	53	70

Loss from partnership operations	(21)	(26)	(53)	(70)
Gain from sale of limited partnership
interest in Local Partnerships	11	--	11	--

Net loss	$ (10)	$ (26)	$ (42)	$ (70)

Net loss allocated to general
partners (1%)	$ --	$ --	$ --	$ (1)
Net loss allocated to limited
partners (99%)	$ (10)	$ (26)	$ (42)	$ (69)

Net loss per limited
partnership interest	$ (.77)	$ (1.99)	$ (3.23)	$ (5.29)
Distributions per limited partnership
interest	$127.63	$ --	$127.63	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' equity, December 31, 2012	$ 50	$ 2,527	$ 2,577

Net loss for the nine months ended September 30, 2013	--	(42)	(42)

Distributions	--	(1,661)	(1,661)

Partners' equity, September 30, 2013	$ 50	$ 824	$ 874

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (42)	$ (70)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of limited partnership interest
in Local Partnership	(11)	--
Change in accounts:
Receivables – limited partners	(10)	(3)
Accounts payable and accrued expenses	(14)	2
Net cash used in operating activities	(77)	(71)

Cash flows from investing activities:
Proceeds from sales of limited partnership interest
In Local Partnership	11	--

Cash flows from financing activities:
Receivable from Affiliates	(11)	--
Distributions	(1,661)	--
Net cash flows used by financing activities	(1,672)	--

Net decrease in cash and cash equivalents	(1,738)	(71)

Cash and cash equivalents, beginning of period	2,525	1,083

Cash and cash equivalents, end of period	$ 787	$ 1,012

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

At September 30, 2013 and December 31, 2012, there were 13,010.2 and 13,018.2, respectively, limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,018.2 for the three and nine months ended September 30, 2013 and 13,044.2 for the three and nine months ended September 30, 2012.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in one and two VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were zero at both September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of September 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in one and two Local Limited Partnerships, respectively. The Local Limited Partnerships own residential low income rental projects consisting of 31 and 71 apartment units, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the nine months ended September 30, 2013 or 2012.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investments in and Advances to Local Limited Partnerships (continued)

At September 30, 2013 and December 31, 2012, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

At times, advances are made to the Local Limited Partnerships.  Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense.  There were no advances made  to the Local Limited Partnerships during the nine months ended September 30, 2013 and 2012.

In September 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. During 2013, the buyer terminated the contract. The Partnership does not expect to receive any proceeds from any sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at September 30, 2013 and December 31, 2012.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park I and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has investments (2013 amounts exclude Oakridge Park and Branford Group Limited Partnership and 2012 amounts exclude the operations of The Branford Group Limited Partnership (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues
Rental and other income	$ 87	$ 88	$ 245	$ 249

Expenses
Operating expense	73	20	177	162
Financial expenses	22	10	29	30
Depreciation and amortization expenses	116	41	123	126
Total expenses	211	71	329	318

Income (loss) from continuing operations	$ (124)	$ 17	$ (84)	$ (69)

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $9,000 and $15,000 for the nine months ended September 30, 2013 and 2012, respectively.

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at September 30, 2013 approximated their fair value due to the short term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of September 30, 2013, the Partnership had cash of approximately $787,000, compared to approximately $2,525,000 at December 31, 2012.

In June 2012, Better Housing Associates entered into a purchase and sale contract to sell its investment property to a third party in exchange for (i) assumption of the outstanding mortgage loans encumbering the property, and (ii) the sum of one dollar. During 2013, the contract was terminated by the buyer. The Partnership does not expect to receive any proceeds from any sale of the property. The Partnership had no investment balance remaining in this Local Limited Partnership at September 30, 2013 and December 31, 2012.

Results of Operations

At September 30, 2013, the Partnership had investments in one Local Limited Partnership, which owns housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method.  Thus, the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnership. The Partnership received no distributions during the nine months ended September 30, 2013 and 2012. The investment balance in the Local Limited Partnership had been reduced to zero as of September 30, 2013 and December 31, 2012.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnership during the nine months ended September 30, 2013 and 2012.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $9,000 and $15,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $3,000 and $5,000 for the three months ended September 30, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $32,000 and $44,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $12,000 and $20,000 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were approximately $12,000 and $11,000  for the nine months ended September 30, 2013 and 2012, respectively, and approximately $6,000 and $1,000  for the three months ended September 30, 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in one unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at September 30, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in one and two VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•

the general partner conducts and manages the business of the Local Limited Partnership;

•

the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership's underlying real estate properties;

•

the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnership;

•

the general partner is obligated to fund any recourse obligations of the Local Limited Partnership;

•

the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•

the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entities’ economic performance.

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 71 units.  The Partnership is or was involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is or was limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage (99%). Distributions of surplus cash from operations from one of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
Title: V.P. of Finance/CFO

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.