Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2014-04-15
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

REAL IV holds limited partnership interests in one local limited partnership (the "Local Limited Partnership") as of December 31, 2013, after having two properties foreclosed during 2000, selling its interests in twenty Local Limited Partnerships in 1998 and one Local Limited Partnership in 2005, losing its interest in one Local Limited partnership to foreclosure in 2006 and assigning its limited partnership interest in two Local Limited Partnerships in 2011 and one Local Limited Partnership in 2012 and selling its interest in one Local Limited Partnership in 2013. The Local Limited Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2013, the projects in which REAL IV had invested were substantially rented. The following is a schedule of the status as of December 31, 2013 of the projects owned by the Local Limited Partnership in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2012

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2013	2012

95 Vine Street	31	(A)	30	91%	98%
Hartford, CT

(A)

Section 8 of Title II of the Housing and Community Development Act of 1994.

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2013.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Better Housing Associates LP	99%	$310	$754

Although the Local Limited Partnership in which the Partnership has invested owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, management believes that this insulates the projects from market competition.

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

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2013, there were 1,983 registered holders of 13,008.20 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2013, the Partnership made distributions of approximately $1,759,000 from excess cash and proceeds from the assignment of its limited partnership interest in The Brandford Group Limited Partnership. During 2006, the Partnership distributed approximately $4,748,000 to its limited partners from proceeds received from the sale of the Partnership's interest in Scituate Vista during 2005. During 2003, there was a distribution from operations paid to the limited partners of approximately $3,000,000. In 1999, the Partnership made distributions of approximately $7,782,000 to the limited partners and $79,000 to the general partners, which included using proceeds from the sale of partnership interests.

No other distributions have been made from the inception of the Partnership.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.41% of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investments in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership is currently invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2013 and 2012, the Partnership had cash of approximately $788,000 and $2,525,000, respectively.

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

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

During 2013, the Partnership made distributions of approximately $1,759,000 from excess cash and proceeds from the assignment of its limited partnership interest in The Brandford Group Limited Partnership.

Results of Operations

At December 31, 2013 and 2012, the Partnership had investments in one and two Local Limited Partnerships, respectively, which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During each of the years ended December 31, 2013 and 2012, the Partnership received a distribution of approximately $0 and $4,000, respectively from operations of one Local Limited Partnership. The investment balance in both of the Local Limited Partnerships had been reduced to zero as of December 31, 2013 and 2012.

There was no recognition of equity in income or losses from Local Limited Partnerships for the years ended December 31, 2013 and 2012, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $341,000 for each of the years ended December 31, 2013 and 2012.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $453,000 and $432,000 for the years ended December 31, 2013 and 2012, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $112,000 and $91,000 for the years ended December 31, 2013 and 2012, respectively. The loss from continuing operations allocated to the Partnership was approximately $111,000 for 2013 and approximately $90,000 for 2012, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $12,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $62,000 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses were approximately $15,000 and $16,000 for the years ended December 31, 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and two VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from these VIE, which was zero at both December 31, 2013 and 2012.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its ownership percentage of 99%. Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with each of the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in a Local Limited Partnership.

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

Item 8.

Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Balance Sheets - December 31, 2013 and 2012

Statements of Operations - Years ended December 31, 2013 and 2012

Statements of Changes in Partners’ Equity - Years ended December 31, 2013 and 2012

Statements of Cash Flows - Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2013, and the related statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2012, and the related statements of operations, changes in partners’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 788	$ 2,525
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	--	88
Total assets	$ 788	$ 2,613

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses	$ 24	$ 36

Contingencies	--	--

Partners' equity
General partners	49	50
Limited partners	715	2,527
Total partners’ equity	764	2,577
Total liabilities and partners’ equity	$ 788	$ 2,613

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	38	62
Management fees – General Partner	12	19
General and administrative	15	16
Total operating expenses	65	97

Loss from partnership operations	(65)	(97)
Distributions from Local Limited Partnership
recognized as income	--	4
Gain on sale of interests in Local Limited Partnerships	11	1,530

Net income (loss)	$ (54)	$ 1,437

Net income (loss) allocated to general partners (1%)	$ (1)	$ 14
Net income (loss) allocated to limited partners (99%)	$ (53)	$ 1,423

Net income (loss) per limited partnership interest	$ (4.07)	$109.09

Distribution per limited partnership interest	$135.12	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ equity, December 31, 2011	$ 36	$ 1,104	$ 1,140

Net income for the year ended December 31, 2012	14	1,423	1,437

Partners’ equity, December 31, 2012	50	2,527	2,577

Net (loss) for the year ended December 31, 2013	(1)	(53)	(54)

Distributions	0	(1,759)	(1,759)

Partners’ equity, December 31, 2013	$ 49	$ 715	$ 764

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (54)	$ 1,437
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on sale of interests in Local Limited Partnerships	(11)	(1,530)
Change in accounts:
Receivables – limited partners	88	(3)
Accounts payable and accrued expenses	(12)	8
Net cash used in operating activities	11	(88)

Cash flows from investing activities:
Proceeds from sale of interests in Local Limited
Partnerships	11	1,530
Net cash provided by investing activities	11	1,530

Cash flows from financial activities:
Distributions	(1,759)	--
	(1,759)	--

Net increase (decrease) in cash and cash equivalents	(1,737)	1,442
Cash and cash equivalents beginning of the year	2,525	1,083

Cash and cash equivalents end of the year	$ 788	$ 2,525

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2013 and 2012.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Abandonment of Limited Partnership Interests

During the years ended December 31, 2013 and 2012, the number of Limited Partnership Interests decreased by 10 and 26.00 interests, respectively, due to limited partners abandoning their interests. At December 31, 2013 and 2012, the Partnership had outstanding 13,008.20 and 13,018.20 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income Per Limited Partnership Interest

Net income per limited partnership interest is computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,018.20 and 13,044.20 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including REAL IV.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2013 and 2012.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2013 approximated their fair value due to the short term maturity of these instruments.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and two VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at both December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2013 and 2012, the Partnership held limited partnership interests in one and two Local Limited Partnerships, respectively. The Local Limited Partnerships own residential low income rental projects consisting of 31 and 71 apartment units at December 31, 2013 and 2012, respectively. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the years ended December 31, 2013 and 2012, the Partnership received a distribution of approximately $0 and $4,000, respectively, from operations of one Local Limited Partnership.

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

At December 31, 2013 and 2012, the investment balance of the Local Limited Partnerships had been reduced to zero.

In December 2012, the Partnership assigned its limited partnership interest in The Branford Group Limited Partnership to a third party for a total price of $1,530,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2012, as the Partnership’s investment balance in this Local Limited Partnership was zero at December 31, 2012.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park I and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at December 31, 2013 and 2012.

At times, advances are made to the Local Limited Partnerships.  Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense.  There were no advances made  to the Local Limited Partnerships during the years ended December 31, 2013 and 2012.

The difference between the investment per the accompanying balance sheets at December 31, 2013 and 2012, and the equity per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnerships, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnerships are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2013 and 2012 and the condensed combined results of operations for each of the two years in the period ended December 31, 2013 are as follows (2013 and 2012 amounts exclude the operations of Oakridge Park due to the sale of the limited partner interest in September 2013 and the 2012 amounts exclude the operation of The Branford Group Limited Partnership due to the assignment of the Partnership’s interests in the Local Limited Partnerships in December 2012):

Condensed Combined Balance Sheets of the Local Limited Partnerships (in thousands – unaudited)
	December 31,
	2013	2012
Assets:
Land	$ 345	$ 295
Buildings and improvements	2,704	2,736
Accumulated depreciation	(1,922)	(1,773)
Other assets	289	296
Total assets	$ 1,416	$ 1,554

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Liabilities and Partners' Deficit:
Mortgage notes payable	$ 754	$ 859
Other liabilities	1,272	1,193
Partners’ deficit	(610)	(498)
Total liabilities and partners’ deficit	$ 1,416	$ 1,554

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands - unaudited)
	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues
Rental and other income	$ 341	$ 341

Expenses
Operating expense	266	229
Financial expenses	38	39
Depreciation and amortization expenses	149	164
Total expenses	453	432

Loss from continuing operations	$ (112)	$ (91)

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships:

Gross Amount at which Carried at December 31, 2013
(in thousands – unaudited)
Description	Encumbrances	Land	Buildings and Personal Property	Total	Accumulated Depreciation	Date of Construction

Better Housing Assoc. LP	$ 754	$ 345	$2,704	$3,049	$1,922	1982-83

Reconciliation of Real Estate and Accumulated Depreciation

(in thousands- unaudited)

	Years Ended December 31,
Real Estate	2013	2012
Balance at beginning of year	$ 3,031	$ 3,021
Property improvements	18	10
Disposals of property	0	0
Balance at end of year	$ 3,049	$ 3,031

Accumulated Depreciation
Balance at beginning of year	$ 1,773	$ 1,609
Depreciation expense	149	164
Disposals of property	0	0
Balance at end of year	$ 1,922	$ 1,773

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $12,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively.

During 2012, an affiliate of Aimco was the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenue and data processing fees. The amount paid was approximately $25,000 for the year ended December 31, 2012.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.41% of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net income per financial statements	$ (54)	$ 1,437
Add (deduct):
Partnership’s share of Local Limited Partnerships	508	145
Gain	0	(694)
Other	0	36
Federal taxable income	$ 454	$ 924
Federal taxable income per limited partnership interest	$ 34.55	$139.78

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Net assets as reported	$ 862	$ 2,577
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(1,299)	(2,374)
Syndication costs	3,565	3,565
Other	0	568
Net assets - tax basis	$ 3,128	$ 4,336

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Distributions

During the year ended December 31, 2013, the Partnership made distributions of approximately $1,759,000 from excess cash and proceeds from the assignment of its limited partnership interest in The Brandford Group Limited Partnership.

Note 7 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013 the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013 the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.

Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

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

Entity	Number of Units	Percentage

Bethesda Holdings II, LLC	2,914.94	22.41%

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $12,000 and $19,000 for the years ended December 31, 2013 and 2012, respectively.

During 2012, an affiliate of Aimco was the general partner and property management agent for Better Housing Associates.  This Local Limited Partnership paid the affiliate property management fees in the amount of five percent of its gross rental revenue and data processing fees.  The amount paid was approximately $25,000 for the year ended December 31, 2012.

Bethesda and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.41% of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $19,000 and $30,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $17,000 for 2013 and 2012, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2013 and 2012.

Statements of Operations for the years ended December 31, 2013 and 2012.

Statements of Changes in Partners' Equity for the years ended December 31, 2013 and 2012.

Statements of Cash Flows for the years ended December 31, 2013 and 2012.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
Title: VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	VP of Finance/CFO	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estate Associates Limited IV. (filed with the Partnership's Annual Report on Form 10-K dated April 1, 2013 and incorporated by reference herein).

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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.