Form 10-Q
period 2014-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2014-05-15
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and cash equivalents	$ 758	$ 788
Total assets	$ 758	$ 788

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$ 14	$ 24

Partners' equity:
General partners	49	49
Limited partners	695	715
Total partners’ equity	744	764
Total liabilities and partners’ equity	$ 758	$ 788

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2014	2013

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	13	12
Management fees - General Partner	2	3
General and administrative	5	--
Total operating expenses	20	15

Net loss	$ (20)	$ (15)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (20)	$ (15)

Net loss per limited partnership interest	$ (1.54)	$ (1.15)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total
Partners' equity, December 31, 2013	$ 49	$ 715	$ 764
Net loss for the three months ended March 31, 2014	--	(20)	(20)
Partners' equity, March 31, 2014	$ 49	$ 695	$ 744

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net loss	$ (20)	$ (15)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accounts payable and accrued expenses	(10)	9
Net cash used in operating activities	(30)	(6)

Net decrease in cash and cash equivalents	(30)	(6)

Cash and cash equivalents, beginning of period	788	2,525

Cash and cash equivalents, end of period	$ 758	$ 2,519

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2013 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2014 and December 31, 2013, there were 13,008.20 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,008.20 for the three months ended March 31, 2014 and 13,018.20 for the three months ended March 31, 2013.

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

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

•

the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•

the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity's economic performance.

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were zero at both March 31, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of March 31, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units. The mortgage loans of this project are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its respective ownership percentage (99%). Distributions of surplus cash from operations from one of the Local Limited Partnership are restricted by the Local Limited Partnership's Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the three months ended March 31, 2014 or 2013.

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

Note 2 – Investments in and Advances to Local Limited Partnerships (continued)

At March 31, 2014 and December 31, 2013, the investment balance in the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense.  There were no advances made  to the Local Limited Partnership during the three months ended March 31, 2014 and 2013.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park I and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at the time of sale.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2014 and 2013 for the Local Limited Partnership in which the Partnership had investments (2013 amounts exclude Oakridge Park due to the sale of the limited partnership interest)(in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues
Rental and other income	$ 86	$ 85

Expenses
Operating expense	68	57
Financial expenses	8	10
Depreciation and amortization expenses	37	41
Total expenses	113	108

Loss from continuing operations	$ (27)	$ (23)

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $2,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at March 31, 2014 approximated their fair value due to the short term maturity of these instruments.

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

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government.  As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of March 31, 2014, the Partnership had cash of approximately $758,000 compared to approximately $788,000 at December 31, 2013.

Results of Operations

At March 31, 2014 the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method.  Thus, the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnership. The Partnership received no distributions during the three months ended March 31, 2014 and 2013. The investment balance in the Local Limited Partnership had been reduced to zero as of March 31, 2014 and December 31, 2013.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at the time of sale.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited

Partnership for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnership during the three months ended March 31, 2014 and 2013.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $2,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $13,000 and $12,000 for the three months ended March 31, 2014 and 2013. General and administrative expenses were approximately $5,000 and less than $1,000 for the three months ended March 31, 2014 and 2013, respectively.

The Partnership, as a limited partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in one unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in the unconsolidated Local Limited Partnership.

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 2,914.94 limited partnership interests in the Partnership representing 22.39% of the outstanding limited partnership interests in the Partnership at March 31, 2014.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

•

the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

•

the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity's economic performance.

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: May 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: May 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
Title: V.P. of Finance/CFO

REAL ESTATE ASSOCIATES LIMITED IV
EXHIBIT INDEX

Exhibit

Description of Exhibit

3.1

Articles of incorporation and bylaws.  The Registrant is not incorporated.  The Partnership Agreement was filed with Form S-11, File No. 274063 which is hereby incorporated by reference.

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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.