Form 10-Q
period 2014-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2014-08-14
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Cash and cash equivalents	$ 717	$ 788
Receivable from limited partner	25	--
Total assets	$ 742	$ 788

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$ 11	$ 24
Advances from affiliates	7	--
Total liabilities	18	24
Partners' equity:
General partners	49	49
Limited partners	675	715
Total partners’ equity	724	764
Total liabilities and partners’ equity	$ 742	$ 788

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	7	8	18	20
Management fees - General Partner	2	3	4	6
General and administrative	12	6	18	6
Total operating expenses	21	17	(40)	32

Loss from partnership operations	(21)	(17)	(40)	(32)

Net loss	$ (21)	$ (17)	$ (40)	$ (32)

Net loss allocated to general partners (1%)	$ --	$ --	$ --	$ --

Net loss allocated to limited partners (99%)	$ (21)	$ (17)	$ (40)	$ (32)

Net loss per limited partnership interest	$ (1.61)	$ (1.31)	$ (3.07)	$ (2.46)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' equity, December 31, 2013	$ 49	$ 715	$ 764

Net loss for the six months ended June 30, 2014	--	(40)	(40)

Partners' equity, June 30, 2014	$ 49	$ 675	$ 724

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net loss	$ (40)	$ (32)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Receivables - limited partners	(25)	(10)
Accounts payable and accrued expenses	(13)	(24)
Accrued fees due to General partner	--	1
Net cash used in operating activities	(78)	(65)

Cash flows from financing activities:
Advances from affiliates	7	--
	7	--

Net decrease in cash and cash equivalents	(71)	(65)

Cash and cash equivalents, beginning of period	788	2,525

Cash and cash equivalents, end of period	$ 717	$ 2,460

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

At June 30, 2014 and December 31, 2013, there were 13,004.22 and 13,008.20 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,008.20 and 13,014.20 for the three and six months ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were zero at both June 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of June 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units. The mortgage loans of this project are payable to or insured by various governmental agencies.

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

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the six months ended June 30, 2014 or 2013.

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

At June 30, 2014 and December 31, 2013, the investment balance in the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense.  There were no advances made  to the Local Limited Partnership during the six months ended June 30, 2014 and 2013.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park I and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at the time of sale.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2014 and 2013 for the Local Limited Partnership in which the Partnership had investments (2013 amounts exclude Oakridge Park due to the sale of the limited partnership interest)(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Rental and other income	$ 90	$ 78	$ 176	$ 163

Expenses
Operating expense	68	58	136	115
Financial expenses	9	10	17	20
Depreciation and amortization expenses	38	41	75	82
Total expenses	115	109	228	217

Loss from continuing operations	$ (25)	$ (31)	$ (52)	$ (54)

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships.  The management fee was approximately $4,000 and $6,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at June 30, 2014 approximated their fair value due to the short term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of June 30, 2014, the Partnership had cash of approximately $717,000 compared to approximately $788,000 at December 31, 2013.

Results of Operations

At June 30, 2014 the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method.  Thus, the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnership. The Partnership received no distributions during the six months ended June 30, 2014 and 2013. The investment balance in the Local Limited Partnership had been reduced to zero as of June 30, 2014 and December 31, 2013.

In September 2013, the Partnership sold its limited partnership interest in Oakridge Park and received $11,000 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at the time of sale.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnership during the six months ended June 30, 2014 and 2013.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $4,000 and $6,000 for the six months ended June 30, 2014 and 2013, respectively, and approximately $2,000 and $3,000 for the three months ended June 30, 2014 and 2013, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $18,000 and $20,000 for the six months ended June 30, 2014 and 2013, respectively and approximately $7,000 and $8,000 for the three months ended June 30, 2014 and 2013, respectively. General and administrative expenses were approximately $18,000 and $6,000 for the six months ended June 30, 2014 and 2013, respectively and approximately $12,000 and $6,000 for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses is primarily due to an increase in investor relations fees due to a change in transfer agents.

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

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 2,922.94 limited partnership interests in the Partnership representing 22.48% of the outstanding limited partnership interests in the Partnership at June 30, 2014.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: August 14, 2014	By: /s/Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.