Form 10-K
period 2015-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2016-04-01
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

REAL IV holds limited partnership interests in one local limited partnership (the "Local Limited Partnership") as of December 31, 2015, after selling its interest in one Local Limited Partnership in 2013, assigning its limited partnership interest in one Local Limited Partnership in 2012 and two Local Limited Partnerships in 2011, losing its interest in one Local Limited Partnership to foreclosure in 2006, selling one Local Limited Partnership in 2005, having two properties foreclosed during 2000 and selling its interests in twenty Local Limited Partnerships in 1998. The Local Limited Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

The partnership in which REAL IV has invested was, at least initially, organized by private developers who acquired the site, or options thereon, and applied for applicable mortgage insurance and subsidies.  REAL IV became the principal limited partner in this Local Limited Partnership pursuant to arm's-length negotiations with these developers, or others, who act as general partners.  As a limited partner, REAL IV's liability for obligations of the Local Limited Partnership is limited to its investment.  The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project.  Under certain circumstances of default, REAL IV has the right to replace the local general partner of the Local Limited Partnership, but otherwise does not have control of sale, refinancing, etc.

Although the Local Limited Partnership in which REAL IV has invested owns a project that must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2015, the project in which REAL IV had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2015 of the projects owned by the Local Limited Partnership in which REAL IV has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2015

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2015	2014

95 Vine Street	31	(A)	30	100%	97%
Hartford, CT

(A)

Section 8 of Title II of the Housing and Community Development Act of 1994. Financing is provided by the Connecticut Housing Finance Authority

Ownership Percentages

The following table details the Partnership’s ownership percentages of the Local Limited Partnership and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2015.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Better Housing Associates LP	99%	$310	$657

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

The General Partner is currently not involved with any lawsuits concerning REAL IV or its Local Limited Partnership.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2015, there were 1,905 registered holders of 13,002.22 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. During 2013, the Partnership made distributions of approximately $1,759,000 from excess cash and proceeds from the assignment of its limited partnership interest in The Brandford Group Limited Partnership.

No other distributions have been made from the inception of the Partnership.

Bethesda and its affiliates owned 3,116.94 limited partnership interests in the Partnership representing 23.97% of the outstanding limited partnership interests in the Partnership at December 31, 2015. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership is currently invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of December 31, 2015 and 2014, the Partnership had cash of approximately $559,000 and $662,000, respectively.

Results of Operations

At December 31, 2015 and 2014, the Partnership had investments in one Local Limited Partnership, which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method.  Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. During the years ended December 31, 2015 and 2014, the Partnership received no distribution from operations of the Local Limited Partnership. The investment balance in the Local Limited Partnership had been reduced to zero prior to December 31, 2011.

There was no recognition of equity in income or losses from the Local Limited Partnership for the years ended December 31, 2015 and 2014, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to December 31, 2011.

Total revenues from continuing operations for the Local Limited Partnership were approximately $347,000 and $355,000 for each of the years ended December 31, 2015 and 2014, respectively.

Total expenses from continuing operations for the Local Limited Partnership were approximately $446,000 and $469,000 for the years ended December 31, 2015 and 2014, respectively.

Total loss from continuing operations for the Local Limited Partnership was approximately $99,000 and $114,000 for the years ended December 31, 2015 and 2014, respectively. The loss from continuing operations allocated to the Partnership was approximately $98,000 for 2015 and approximately $113,000 for 2014, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $7,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $28,000 and $47,000 for the years ended December 31, 2015 and 2014, respectively. General and administrative expenses were approximately $70,000 and $41,000 for the years ended December 31, 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership. Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership.  See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnership.

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

At December 31, 2015 and 2014, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2015 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the

Partnership’s recorded investments in and receivables from these VIE, which was zero at both December 31, 2015 and 2014. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.

Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2015 and 2014

Statements of Operations - Years ended December 31, 2015 and 2014

Statements of Changes in Partners’ Capital - Years ended December 31, 2015 and 2014

Statements of Cash Flows - Years ended December 31, 2015 and 2014

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

Destin, Florida

March 30, 2016

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$ 559	$ 662
Investments in and advances to Local Limited Partnerships
Receivables – limited partners	25	25
Total assets	$ 584	$ 687

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 21	$ 19

Partners' capital:
General partners	47	48
Limited partners	516	620
Total partners’ capital	563	668
Total liabilities and partners’ capital	$ 584	$ 687

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2015	2014

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	28	47
Management fees – General Partner	7	8
General and administrative	70	41
Total operating expenses	105	96

Loss from partnership operations	(105)	(96)

Net income (loss)	$ (105)	$ (96)

Net income (loss) allocated to general partners (1%)	$ (1)	$ (1)
Net income (loss) allocated to limited partners (99%)	$ (104)	$ (95)

Net income (loss) per limited partnership interest	$ (8.00)	$ (7.30)

Distribution per limited partnership interest	$ --	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital, January 1, 2014	$ 49	$ 715	$ 764

Net income (loss) for the year
ended December 31, 2014	(1)	(95)	(96)

Partners’ capital, December 31, 2014	48	620	668

Net income (loss) for the year
ended December 31, 2015	(1)	(104)	(105)

Partners’ capital, December 31, 2015	$ 47	$ 516	$ 563

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$ (105)	$ (96)
Adjustments to reconcile net income to net cash
Changes in accounts:
Receivables – limited partners	0	(25)
Accounts payable and accrued expenses	2	(5)
Net cash used in operating activities	(103)	(126)

Net increase(decrease) in cash and cash equivalents	(103)	(126)
Cash and cash equivalents, beginning of the year	662	788

Cash and cash equivalents, end of the year	$ 559	$ 662

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2015 and 2014.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2015 and 2014, the number of Limited Partnership Interests increased by two and decreased by eight interests, respectively, due to limited partners abandoning their interests. At December 31, 2015 and 2014, the Partnership had outstanding 13,002.22 and 13,000.22 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest is computed by dividing the limited partners’ share of net income (loss) and distribution by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,000.22 and 13,008.20 for the years ended December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2015 and 2014.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2015 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2015 and 2014, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2015 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at both December 31, 2015 and 2014. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2015 and 2014, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns residential low income rental projects consisting of 31 apartment units at December 31, 2015 and 2014, respectively. The mortgage loans of the project are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the years ended December 31, 2015 and 2014, the Partnership received no distributions from operations of the Local Limited Partnership.

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

At December 31, 2015 and 2014, the investment balance of the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense.  There were no advances made to the Local Limited Partnership during the years ended December 31, 2015 and 2014.

The difference between the investment per the accompanying balance sheets at December 31, 2015 and 2014, and the equity per the Local Limited Partnership’s condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnership, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnership are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnership as of December 31, 2015 and 2014 and the condensed combined results of operations for each of the two years ended December 31, 2015 and 2014 are as follows:

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

Condensed Combined Balance Sheets of the Local Limited Partnership (in thousands – unaudited)

	December 31,
	2015	2014
Assets
Land	$ 345	$ 345
Buildings and improvements	2,725	2,707
Accumulated depreciation	(2,198)	(2,066)
Other assets	217	239
Total Assets	$ 1,089	$ 1,225
Liabilities and Partners’ Deficit:
Mortgage notes payable	$ 657	$ 669
Other liabilities	1,255	1,280
Partners’ deficit	(823)	(724)
Total Liabilities and partners’ deficit	$ 1,089	$ 1,225

Condensed Combined Results of Operations of the Local Limited Partnerships (in thousands - unaudited

	Year Ended December 31,
	2015	2014
Revenues
Rental income	$ 347	$ 355

Expenses
Operating expense	287	291
Financial and entity expenses	27	34
Depreciation and amortization expenses	132	144
Total expenses	446	469
Loss from continuing operations	$ (99)	$ (114)

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships: (in thousands - unaudited)

Description	Encumbrances	Land	Buildings and Personal Property	Total	Accumulated Depreciation	Date of Construction

Better Housing Assoc. LP	$ 657	$ 345	$ 2,725	$ 3,070	$ 2,198	1982-83

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

Reconciliation of Real Estate and Accumulated Depreciation

(in thousands - unaudited)

	Year Ended December 31,
Real Estate	2015	2014
Balance at beginning of year	$ 3,052	$ 3,049
Property improvements	18	3
Disposals of property	--	0
Balance at end of year	$ 3,070	$ 3,052

Accumulated Depreciation
Balance at beginning of year	$ 2,066	$ 1,922
Depreciation expense	132	144
Disposals of property	--	0
Balance at end of year	$ 2,198	$ 2,066

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnership at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnership. The management fee was approximately $7,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience.  These reimbursed expenses were approximately $57,000 and 22,000 for the years ended December 31, 2015 and 2014, respectively.

Bethesda and its affiliates owned 3,116.94 limited partnership interests in the Partnership representing 23.97% of the outstanding limited partnership interests in the Partnership at December 31, 2015. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 4 – Income Taxes (continued)

A reconciliation follows:

	Years Ended December 31
	2015	2014
	(in thousands)
Net income per financial statements	$ (105)	$ (96)
Add (deduct):
Partnership’s share of Local Limited Partnerships	(15)	15
Federal taxable income	$ (120)	$ (81)
Federal taxable income per limited partnership interest	$ (9.23)	$ (6.17)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Net assets as reported	$ 563	$ 668
Differences in basis of assets and liabilities:
Investment in Local Limited Partnerships	(1,372)	(1,351)
Syndication costs	3,565	3,565
Net assets - tax basis	$ 2,756	$ 2,882

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of National Partnership Investments, LLC, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and VP of Finance/CFO of National Partnership Investments, LLC, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and SVP of Finance/CFO, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of National Partnership Investments, LLC, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Partnership’s management does not expect that our disclosure controls and procedures or internal control system will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been or will be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the internal control system are met.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective.

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

Name	Age	Position
Brian Flaherty	47	Senior Managing Director
Joseph Dryden	54	SVP of Finance/CFO

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

Mr. Joseph Dryden is the SVP of Finance/CFO of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

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

Name and address of beneficial owner	Number of limited partnership interests and nature of beneficial ownership	Percentage
Bethesda Holdings II, LLC Denver, CO	3,116.94 Parent corporation of NAPICO	23.97%

(b)

None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Registrant.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $7,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience.  These reimbursed expenses were approximately $57,000 and 22,000 for the years ended December 31, 2015 and 2014, respectively.

Bethesda and its affiliates owned 3,116.94 limited partnership interests in the Partnership representing 23.97% of the outstanding limited partnership interests in the Partnership at December 31, 2015.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Audit Fees.  Fees for audit services totaled approximately $14,500 for both 2015 and 2014, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 for both 2015 and 2014, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2015 and 2014.

Statements of Operations for the years ended December 31, 2015 and 2014.

Statements of Changes in Partners' Equity for the years ended December 31, 2015 and 2014.

Statements of Cash Flows for the years ended December 31, 2015 and 2014.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: April 1, 2016	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: April 1, 2016	By: /s/Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 1, 2016
Brian Flaherty

/s/Joseph Dryden	SVP of Finance/CFO	Date: April 1, 2016
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners' equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.