Form 10-Q
period 2016-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2016-05-16
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 000-12439

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

[ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)

Assets
Cash and cash equivalents	$ 497	$ 559
Prepaid expenses	35
Receivable from limited partner	25	25
Total assets	$ 557	$ 584

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$ 11	$ 21

Partners' equity:
General partners	47	47
Limited partners	499	516
Total partners’ equity	546	563
Total liabilities and partners’ equity	$ 557	$ 584

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2016	2015

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	6	8
Management fees - General Partner	2	2
General and administrative	9	5
Total operating expenses	17	15

Net loss	$ (17)	$ (15)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (17)	$ (15)

Net loss per limited partnership interest	$ (1.31)	$ (1.15)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' equity, December 31, 2015	$ 47	$ 516	$ 563

Net loss for the three months ended March 31, 2016	--	(17)	(17)

Partners' equity, March 31, 2016	$ 47	$ 499	$ 546

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net loss	$ (17)	$ (15)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts:
Prepaid expenses	(35)	--
Accounts payable and accrued expenses	(10)	(8)
Net cash used in operating activities	(62)	(23)

Net decrease in cash and cash equivalents	(62)	(23)

Cash and cash equivalents, beginning of period	559	662

Cash and cash equivalents, end of period	$ 497	$ 639

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2015 filed by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners collectively have a one percent interest in operating profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the “General Partner”), and National Partnership Investments Associates, a California limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At March 31, 2016 and December 31, 2015, there were 12,998.22 and 13,002.22, respectively, limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,002.22 and 13000.22 for the three months ended March 31, 2016 and 2015, respectively.

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

At March 31, 2016 and December 31, 2015, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were zero at both March 31, 2016 and December 31, 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Limited Partnerships

As of March 31, 2016 and December 31, 2015, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units. The mortgage loans of this project are payable to or insured by various governmental agencies.

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

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from Local Limited Partnerships during the three months ended March 31, 2016 or 2015.

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

Note 2 – Investments in and Advances to Local Limited Partnerships (continued)

At March 31, 2016 and December 31, 2015, the investment balance in the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense.  There were no advances made  to the Local Limited Partnership during the three months ended March 31, 2016 and 2015.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2016 and 2015 for the Local Limited Partnership in which the Partnership had investments (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
Rental and other income	$ 92	$ 84

Expenses
Operating expenses	84	116
Financial expenses	7	8
Depreciation and amortization expenses	33	36
Total expenses	124	160

Loss from continuing operations	$ (32)	$ (76)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner of the Local Limited Partnership included above.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $2,000 for the three months ended March 31, 2016 and 2015.

Additionally, the Partnership reimburses NAPICO for administrative expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $5,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at March 31, 2016 approximated their fair value due to the short term maturity of these instruments.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws that are based on the Partnership’s current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership’s business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans, plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership’s beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” “could,” “should,” “would,” “predict,” “forecast,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in the Local Limited Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of March 31, 2016, the Partnership had cash of approximately $497,000 compared to approximately $559,000 at December 31, 2015.

Results of Operations

At March 31, 2016 the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented as of such date. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. The Partnership received no distributions during the three months ended March 31, 2016 and 2015. The investment balance in the Local Limited Partnership had been reduced to zero as of March 31, 2016 and December 31, 2015.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. There were no advances made to the Local Limited Partnership during the three months ended March 31, 2016 and 2015.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $2,000 for the three months ended March 31, 2016 and 2015.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $6,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively. General and administrative expenses were approximately $9,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses is primarily due to an increase in investor relations expenses.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in one unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the partnership agreement of the Local Limited Partnership, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in the unconsolidated Local Limited Partnership.

Other

Bethesda and its affiliates owned 3,116.94 limited partnership interests in the Partnership representing 23.98% of the outstanding limited partnership interests in the Partnership at March 31, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership’s Restated Certificate and Agreement of Limited Partnership, as amended (the “Partnership Agreement”), holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2016 and December 31, 2015, the Partnership held variable interests in one VIE, the Local Limited Partnership, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2016 and December 31, 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: May 16, 2016	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: May 16, 2016	By: /s/Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

REAL ESTATE ASSOCIATES LIMITED IV
EXHIBIT INDEX

Exhibit

Description of Exhibit

3.1

Restated Certificate and Agreement of Limited Partnership, (complete text as amended) (filed as Exhibit 3.2 to the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

3.2

Amendment to Restated Certificate and Agreement of Limited Partnership (filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.