Form 10-Q
period 2016-09-30
REAL ESTATE ASSOCIATES LTD IV
filed 2016-11-14
CIK 355573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes    ☒ No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)

Assets
Cash and cash equivalents	$ 450	$ 559
Prepaid expenses	35	--
Receivable from limited partner	25	25
Total assets	$ 510	$ 584

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$ 19	$ 21

Partners' equity:
General partners	46	47
Limited partners	445	516
Total partners’ equity	491	563
Total liabilities and partners’ equity	$ 510	$ 584

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2016	2015	2016	2015

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	8	7	24	23
Management fees - General Partner	2	2	5	5
General and administrative	8	7	33	26
Total operating expenses	18	16	62	54

Loss from partnership operations	(18)	(16)	(62)	(54)
Advances in excess of investment in local Limited partnership	(10)	--	(10)	--

Net loss	$ (28)	$ (16)	$ (72)	$ (54)

Net loss allocated to general partners (1%)	$ --	$ --	$ (1)	$ (1)

Net loss allocated to limited partners (99%)	$ (28)	$ (16)	$ (71)	$ (53)

Net loss per limited partnership interest	$ (2.15)	$ (1.23)	$ (5.46)	$ (4.08)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' EQUITY

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' equity, December 31, 2015	$ 47	$ 516	$ 563

Net loss for the nine months ended September 30, 2016	(1)	(71)	(72)

Partners' equity, September 30, 2016	$ 46	$ 445	$ 491

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (72)	$ (54)
Adjustments to reconcile net loss to net cash used in operating activities:
Advances in excess of investment in Local Limited Partnership	10	--
Change in accounts:
Prepaid expenses	(35)	--
Accounts payable and accrued expenses	(2)	(1)
Net cash used in operating activities	(99)	(55)

Cash flows used in investing activities:
Advances to Local Limited Partnership	(10)	--

Net decrease in cash and cash equivalents	(109)	(55)

Cash and cash equivalents, beginning of period	559	662

Cash and cash equivalents, end of period	$ 450	$ 607

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

At September 30, 2016 and December 31, 2015, there were 12,998.22 and 13,002.22, respectively, limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 13,002.22 and 13,000.20 for the nine months ended September 30, 2016 and 2015, respectively.

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

At September 30, 2016 and December 31, 2015, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The one VIE at September 30, 2016 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from that VIE, which were zero at both September 30, 2016 and December 31, 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to the Local Limited Partnership

As of September 30, 2016 and December 31, 2015, the Partnership held limited partnership interests in one Local Limited Partnership. As of September 30, 2016 and December 31, 2015, the Local Limited Partnership owned a residential low income rental project consisting of 31 apartment units (the “Project”). The mortgage loans of this Project are payable to or insured by various governmental agencies.

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

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions from the Local Limited Partnership during the nine months ended September 30, 2016 or 2015.

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

Note 2 – Investments in and Advances to the Local Limited Partnership (continued)

At September 30, 2016 and December 31, 2015, the investment balance in the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. Advances of $10,000 were made to the Local Limited Partnership during the nine months ended September 30, 2016.  There were no advances made  to the Local Limited Partnership during the nine months ended September 30, 2015.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2016 and 2015 for the Local Limited Partnership in which the Partnership had investments (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental and other income	$ 88	$ 97	$ 279	$ 266

Expenses
Operating expense	68	73	265	221
Financial expenses	11	8	25	23
Depreciation and amortization expenses	46	36	112	108
Total expenses	125	117	402	352
Income (Loss) from continuing operations	$ (37)	$ (20)	$ (123)	$ (86)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner of the Local Limited Partnership included above.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Partnership’s Restated Certificate and Agreement of Limited Partnership, as amended (the “Partnership Agreement”),the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the Local Limited Partnership. The management fee was approximately $5,000 for the nine months ended September 30, 2016 and 2015.

Additionally, the Partnership reimburses NAPICO for administrative expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $18,000 and $14,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at September 30, 2016 approximated their fair value due to the short term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, such claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws and/or that is based on the Partnership’s current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership’s business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans and plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership’s beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” “could,” “should,” “would,” “predict,” “forecast” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in the Local Limited Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by federal securities laws. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership’s interest in a Local Limited Partnership. As of September 30, 2016, the Partnership had cash of approximately $450,000 compared to approximately $559,000 at December 31, 2015. The reduction is cash is due to payment of expenses.

Results of Operations

At September 30, 2016 the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented as of such date. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method.  Thus, the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. The Partnership received no distributions during the three and nine months ended September 30, 2016 and 2015. The investment balance in the Local Limited Partnership had been reduced to zero as of September 30, 2016 and December 31, 2015.

At times, advances are made to the Local Limited Partnership.  Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. Advances of $10,000 were made to the Local Limited Partnership during nine months ended September 30, 2016. There were no advances made  to the Local Limited Partnership during the nine months ended September 30, 2015.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $5,000 for the nine months ended September 30, 2016 and 2015, and $2,000 for the three months ended September 30, 2016 and 2015.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $24,000 and $23,000 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $8,000 and $7,000 for the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses were approximately $33,000 and $26,000 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $8,000 and $7,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses is due to an increase in investor relations expenses.

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

Other

Bethesda and its affiliates owned 3,122.94 limited partnership interests in the Partnership representing 24.03% of the outstanding limited partnership interests in the Partnership at September 30, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, equity holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2016 and December 31, 2015, the Partnership held variable interests in one VIE, the Local Limited Partnership, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which were zero at both September 30, 2016 and December 31, 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, to allow timely decisions regarding disclosure.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: November 14, 2016	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: November 14, 2016	By: /s/Joseph Dryden
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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements.

(1)

Furnished but not filed.