Form 10-K
period 2016-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2017-03-31
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-12439

REAL ESTATE ASSOCIATES LIMITED IV

(Exact name of registrant as specified in its charter)

California	953718731
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws and/or that is based on the Partnership’s current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership’s business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans and plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership’s beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” “could,” “should,” “would,” “predict,” “forecast” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; economic impacts to the Partnership as a result of reduced payments and restructuring of mortgage loans under federal law; national and local economic conditions, including concurrent inflation, changing legislation, the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; changes to projections of evaluations of effectiveness of financing reporting control procedures as a result of changes in conditions or the degree of compliance with procedures; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Real Estate Associates Limited IV ("REAL IV" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on August 24, 1981. On March 12, 1982, REAL IV offered 3,000 units consisting of 6,000 limited partnership interests (“Limited Partnership Interests”) and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL IV received $16,500,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period March 12, 1982 to July 15, 1982, pursuant to a registration statement on Form S-11. As of March 31, 1983, REAL IV received an additional $16,500,000 in subscriptions pursuant to the exercise of warrants and the sale of additional Limited Partnership Interests. Since its offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

REAL IV currently holds limited partnership interests in one local limited partnership, Better Housing Associates LP (the "Local Limited Partnership"), as of December 31, 2016, after selling its interest in one local limited partnership in 2013, assigning its limited partnership interest in one local limited partnership in 2012 and two local limited partnerships in 2011, losing its interest in one local limited partnership to foreclosure in 2006, selling one local limited partnership in 2005, having two properties foreclosed during 2000 and selling its interests in twenty local limited partnerships in 1998. The Local Limited Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

The Local Limited Partnership was, at least initially, organized by private developers who acquired the site, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL IV became the principal limited partner in the Local Limited Partnership pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL IV's liability for obligations of the Local Limited Partnership is limited to its investment. The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL IV has the right to replace the local general partner of the Local Limited Partnership, but otherwise does not have control of sale, refinancing, etc.

Although the Local Limited Partnership owns a project that must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2016, the project in which REAL IV had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2016 of the projects owned by the Local Limited Partnership.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2016

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2016	2015

95 Vine Street	31	(A)	30	97%	100%
Hartford, CT

(A) Section 8 of Title II of the Housing and Community Development Act of 1974. Financing is provided by the Connecticut Housing Finance Authority

Ownership Percentages

The following table details the Partnership’s ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. All interests are limited partnership interests. Also included is the total mortgage encumbrance on each property of the Local Limited Partnership as of December 31, 2016.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Better Housing Associates LP	99%	$310	$644

Although the Local Limited Partnership owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, management believes that this insulates the project from market competition.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2016, there were 1,893 registered holders of 12,998.22 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in investments in local limited partnerships. During the years ended December 31, 2016 and 2015, the Partnership did not distribute any funds to its limited partners.

Bethesda and its affiliates owned 3,183 limited partnership interests in the Partnership representing 24.49% of the outstanding limited partnership interests in the Partnership at December 31, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

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

The Partnership's primary source of funds consists of distributions from the local limited partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a local limited partnership or from the sale of the Partnership’s interest in a local limited partnership. As of December 31, 2016 and 2015, the Partnership had cash of approximately $435,000 and $559,000, respectively.

Results of Operations

At December 31, 2016 and 2015, the Partnership had investments in one Local Limited Partnership, which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. During the years ended December 31, 2016 and 2015, the Partnership received no distribution from operations of the Local Limited Partnership. The investment balance in the Local Limited Partnership had been reduced to zero prior to December 31, 2011.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are charged to expense. While not obligated to make advances to the Local Limited Partnership, the Partnership may make these advances in order to protect its economic investment in the Local Limited Partnership. Advances of $10,000 and $0 were made during the years ended December 31, 2016 and 2015, respectively.

There was no recognition of equity in income or losses from the Local Limited Partnership for the years ended December 31, 2016 and 2015, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to December 31, 2011.

Total revenues from continuing operations for the Local Limited Partnership were approximately $352,000 and $347,000 for each of the years ended December 31, 2016 and 2015, respectively. Total expenses from continuing operations for the Local Limited Partnership were approximately $357,000 and $446,000 for the years ended December 31, 2016 and 2015, respectively.

Total loss from continuing operations for the Local Limited Partnership was approximately $5,000 and $99,000 for the years ended December 31, 2016 and 2015, respectively. The loss from continuing operations allocated to the Partnership was approximately $4,900 for 2016 and approximately $98,000 for 2015, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $7,000 for each of the years ended December 31, 2016 and 2015.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $30,000 and $28,000 for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses were approximately $76,000 and $70,000 for the years ended December 31, 2016 and 2015, respectively.

The Local Limited Partnership did not receive a passing grade on its most recent HUD REAC inspection. All exigent health and safety violations were corrected immediately. Other items cited in the inspection were corrected within the 60 day HUD time frame with the exception of, the windows and base board heater covers. HUD granted an extension for the completion of this work. The window repairs were completed in Feb 2017 and the base board heater cover repairs are ongoing with an expected completion date of end of April 2017. The building is considered in good standing.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The Partnership, as a limited partner in the Local Limited Partnership, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in the unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”). There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership. Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in the unconsolidated Local Limited Partnership.

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

At December 31, 2016 and 2015, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The sole VIE at December 31, 2016 consists of the Local Limited Partnership. which is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2016 and 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in the Local Limited Partnership

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership’s Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the projects of the Local Limited Partnership. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Item 8.     Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2016 and 2015

Statements of Operations - Years ended December 31, 2016 and 2015

Statements of Changes in Partners’ Capital - Years ended December 31, 2016 and 2015

Statements of Cash Flows - Years ended December 31, 2016 and 2015

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited IV

We have audited the accompanying balance sheet of Real Estate Associates Limited IV as of December 31, 2016 and 2015, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited IV at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

Destin, Florida

March 31, 2017

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$ 435	$ 559
Investments in and advances to Local Limited Partnerships
Receivables – limited partners	25	25
Total assets	$ 460	$ 584

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 21

Partners' capital:
General partners	46	47
Limited partners	394	516
Total partners’ capital	440	563
Total liabilities and partners’ capital	$ 460	$ 584

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2016	2015

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	30	28
Management fees – General Partner	7	7
General and administrative	76	70
Total operating expenses	113	105

Loss from partnership operations	(113)	(105)
Advances in excess of investment	(10)	--

Net income (loss)	$ (123)	$ (105)

Net income (loss) allocated to general partners (1%)	$ (1)	$ (1)
Net income (loss) allocated to limited partners (99%)	$ (122)	$ (104)

Net income (loss) per limited partnership interest	$ (9.38)	$ (8.00)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital, January 1, 2015	$ 48	$ 620	$ 668

Net income (loss) for the year
ended December 31, 2015	(1)	(104)	(105)

Partners’ capital, December 31, 2015	47	516	563

Net income (loss) for the year
ended December 31, 2016	(1)	(122)	(123)

Partners’ capital, December 31, 2016	$ 46	$ 394	$ 440

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$ (123)	$ (105)
Adjustments to reconcile net income to net cash used in
Advances in excess of investment in
Local Limited Partnership	10	--
Changes in accounts:
Accounts payable and accrued expenses	(1)	2
Net cash used in operating activities	(114)	(103)
Cash flows used in investing activities:
Advances to Local Limited Partnership	(10)	--
	(10)	--

Net decrease in cash and cash equivalents	(124)	(103)
Cash and cash equivalents, beginning of the year	559	662

Cash and cash equivalents, end of the year	$ 435	$ 559

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2016 and 2015.

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

Abandonment of Limited Partnership Interests

During the years ended December 31, 2016 and 2015, the number of Limited Partnership Interests decreased by four and increased by two interests, respectively, due to limited partners abandoning their interests in 2016 and correcting two interests previously classified as abandoned erroneously in 2015. At December 31, 2016 and 2015, the Partnership had outstanding 12,998.22 and 13,002.22 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Income (loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest is computed by dividing the limited partners’ share of net income (loss) and distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 13,002.22 and 13,000.22 for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2016 and 2015.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2016 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2016 and 2015, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The sole VIE at December 31, 2016 consisted of the Local Limited Partnership, which was directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2016 and 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2016 and 2015, the Partnership held limited partnership interests in one local limited partnership, Better Housing Associates LP (the “Local Limited Partnership”). The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units at December 31, 2016 and 2015, respectively. The mortgage loans of the project are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the years ended December 31, 2016 and 2015, the Partnership received no distributions from operations of the Local Limited Partnership.

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

At December 31, 2016 and 2015, the investment balance of the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are charged to expense. Advances of $10,000 and $0 were made to the Local Limited Partnership during the years ended December 31, 2016 and 2015.

The difference between the investment per the accompanying balance sheets at December 31, 2016 and 2015, and the equity per the Local Limited Partnership’s condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnership, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnership are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnership as of December 31, 2016 and 2015 and the condensed combined results of operations for each of the two years ended December 31, 2016 and 2015 are as follows:

Condensed Combined Balance Sheets of the Local Limited Partnership (in thousands – unaudited)

	December 31,
	2016	2015

Assets:
Land	$ 345	$ 345
Buildings and improvements	2,837	2,725
Accumulated depreciation	(2,282)	(2,198)
Other assets	149	217
Total Assets	$ 1,049	$ 1,089
Liabilities and Partners’ Deficit:
Mortgage notes payable	$ 644	$ 657
Other liabilities	1,327	1,255
Partners’ deficit	(922)	(823)
Total Liabilities and partners’ deficit	$ 1,049	$ 1,089

Condensed Combined Results of Operations of the Local Limited Partnership
(in thousands - unaudited)
	Years Ended December 31,
	2016	2015
Revenues
Rental income	$ 362	$ 347

Expenses
Operating expense	346	287
Financial and entity expenses	27	27
Depreciation and amortization expenses	88	132
Total expenses	461	446
Loss from continuing operations	$ (99)	$ (99)

Real Estate and Accumulated Depreciation of the Local Limited Partnership

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnership: (in thousands – unaudited)

Description	Encumbrances	Land	Buildings and Personal Property	Total	Accumulated Depreciation	Date of Construction

Better Housing Assoc. LP	$ 644	$ 345	$ 2,837	$ 3,182	$ 2,282	1982-83

Reconciliation of Real Estate and Accumulated Depreciation

(in thousands - unaudited)

	Years Ended December 31,
Real Estate	2016	2015
Balance at beginning of year	$ 3,070	$ 3,052
Property improvements	116	18
Disposals of property	(4)	--
Balance at end of year	$ 3,182	$ 3,070

Accumulated Depreciation
Balance at beginning of year	$ 2,198	$ 2,066
Depreciation expense	132	132
Disposals of property	(4)	--
Balance at end of year	$ 2,282	$ 2,198

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnership at the beginning of the year. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the Local Limited Partnership. The management fee was approximately $7,000 for the years ended December 31, 2016 and 2015. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $56,000 and $57,000 for the years ended December 31, 2016 and 2015, respectively.

Bethesda and its affiliates owned 3,183 limited partnership interests in the Partnership representing 24.49% of the outstanding limited partnership interests in the Partnership at December 31, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

Note 4 – Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnership as discussed below. The taxable income is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31
	2016	2015
	(in thousands)
Net income per financial statements	$ (123)	$ (105)
Add (deduct):
Partnership’s share of Local Limited Partnership	31	(15)
Federal taxable income	$ (92)	$ (120)
Federal taxable income per limited partnership interest	$ (7.08)	$ (9.23)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Net assets as reported	$ 440	$ 563
Differences in basis of assets and liabilities:
Investment in Local Limited Partnership	(1,341)	(1,372)
Syndication costs	3,565	3,565
Net assets - tax basis	$ 2,664	$ 2,756

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Distributions

During the years ended December 31, 2016 and 2015, the Partnership made no distributions to the limited partners.

Note 7 - Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of National Partnership Investments, LLC (the “General Partner”), who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Partnership. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Partnership’s management does not expect that our disclosure controls and procedures or internal control system will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been or will be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Notwithstanding the foregoing, the Partnership’s management is not aware of any material weakness in the Partnership’s internal control over financial reporting.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting is effective.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below:

Name	Age	Position
Brian Flaherty	48	Senior Managing Director
Joseph Dryden	55	SVP of Finance/CFO

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

Mr. Joseph Dryden is the SVP of Finance/CFO of the general partner of the Partnership and of Bethesda Holdings II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013. Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO. Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms, which he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance. Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement enable him to create value for the Partnership. Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".". The General Partner has also determined that Mr. Dryden is independent under applicable SEC rules and regulations.

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and holders of more than ten percent of the Partnership’s limited partner interests to file with the SEC initial reports of ownership and reports of changes in ownership of such securities. Directors, officers and 10% holders are required by SEC rules to furnish the Partnership with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Partnership during the 2016 fiscal year or written representations from the officers of the General Partner, and except as previously disclosed, no directors, officers or 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2016 fiscal year.

Item 11.    Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2016.

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

Name and address of beneficial owner	Number of limited partnership interests and nature of beneficial ownership	Percentage
Bethesda Holdings II, LLC Denver, CO	3,183 Parent corporation of NAPICO	24.49%

(b) None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Registrant.

(c) The Partnership does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnership at the beginning of the year. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the Local Limited Partnerships. The management fee was approximately $7,000 for each of the years ended December 31, 2016 and 2015. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $56,000 and $57,000 for the years ended December 31, 2016 and 2015, respectively.

Bethesda and its affiliates owned 3,183 limited partnership interests in the Partnership representing 24.49% of the outstanding limited partnership interests in the Partnership at December 31, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

Neither the Partnership nor the General Partner has directors.

Item 14.    Principal Accounting Fees and Services

Audit Fees. Fees for audit services totaled approximately $14,500 for both 2016 and 2015, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. None

Tax Fees. Fees for tax services totaled approximately $10,000 for both 2016 and 2015, respectively.

All Other Fees. None

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2016 and 2015.

Statements of Operations for the years ended December 31, 2016 and 2015.

Statements of Changes in Partners' Equity for the years ended December 31, 2016 and 2015.

Statements of Cash Flows for the years ended December 31, 2016 and 2015.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: March 31, 2017	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: March 31, 2017	By: /s/Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: March 31, 2017
Brian Flaherty

/s/Joseph Dryden	SVP of Finance/CFO	Date: March 31, 2017
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

14 Code of Business Conduct and Ethics of Real Estate Associates Limited IV. (filed with the Partnership's Annual Report on Form 10-K dated April 1, 2013 and incorporated by reference herein).

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101 XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements.

(1) Furnished but not filed.