Form 10-Q
period 2017-03-31
REAL ESTATE ASSOCIATES LTD IV
filed 2017-05-15
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 000-12439

REAL ESTATE ASSOCIATES LTD IV

(Exact name of registrant as specified in its charter)

California	953718731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 91274

Los Angeles, California 90009

(Address of principal executive offices)

(720) 387-8135

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

Cash and cash equivalents	$391	$435
Receivable - limited partners	25	25
Total assets	$416	$460

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$23	$20
Total Liabilities	23	20

Partners' equity:
General partners	46	46
Limited partners	347	394
Total partners' equity	393	440
Total liabilities and partners' equity	$416	$460

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended March 31,
	2017	2016

Operating Expenses:
Legal and accounting	$6	$6
Management fees - General Partner	2	2
General and administrative	8	9
Total operating expenses	$16	$17

Net loss from partnership operations	(16)	(17)
Advances in excess of investment	(31)	0
Net Loss	$(47)	$(17)

Net loss allocated to general partners (1%)	$--	$--
Net loss allocated to limited partners (99%)	$(47)	$(17)

Net loss per limited partnership interest	$(3.62)	$(1.31)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total
Partners' equity, December 31, 2016	$46	$394	$440

Net loss for the three months ended March 31, 2017	--	(47)	(47)

Partners' equity March 31, 2017	$46	$347	$393

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net Loss	$(47)	$(17)
Adjustments to reconcile net loss to net cash used in operating activities:
Advances in excess of investment	31	0
Changes in accounts:
Prepaid expenses	0	(35)
Accounts payable and accrued expenses	3	(10)
Net cash used in operating activities	(13)	(62)

Cash flows used in investing activities:
Advance in excess of investment	(31)	0
Net cash provided by (used in) investing activities	(31)	0

Net decrease in cash and cash equivalents	(44)	(62)

Cash and cash equivalents, beginning of period	435	559

Cash and cash equivalents, end of period	$391	$497

See Accompanying Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2016 prepared by Real Estate Associates Limited IV (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Associates, a California limited partnership, and National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the "General Partner"). The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company ("Bethesda").

At March 31, 2017 and December 31, 2016, there were 12,998.22 limited partnership interests outstanding.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,998.22 and 13,002.22 for the three months ended March 31, 2017 and 2016, respectively.

Method of Accounting for Investments in Local Limited Partnerships

The investment in a local limited partnership (the "Local Limited Partnership") is accounted for using the equity method.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of the VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and

(b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of the VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of the Partnership's investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2017 and December 31, 2016, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement of the Local Limited Partnership, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at March 31, 2017 consisted of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at both March 31, 2017 and December 31, 2016. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnership

As of March 31, 2017 and December 31, 2016, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units. The mortgage loans of this project are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including financing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its respective ownership percentage (99%). Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership's Regulatory Agreement with the Connecticut Housing Finance Agency ("CHFA") and the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as CHFA frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. This agreement limits the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership. Additionally, CHFA takes the position that any residual receipts from a sale would be retained by them.

The investment is carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. There were no operating distributions from the Local Limited Partnership in which the Partnership's investment in the Local Limited Partnership has been reduced to zero for the three months ended March 31, 2017 and 2016.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The Partnership had no carrying value in investment in the Local Limited Partnership as of March 31, 2017 or December 31, 2016.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. The Partnership made advances of approximately $31,000 during the three months ended March 31, 2017. There were no advances made to the Local Limited Partnership during the three months ended March 31, 2016.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2017 and 2016 for the Local Limited Partnership in which the Partnership has invested:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues
Rental and other income	$89	$92

Expenses
Operating expenses	88	84
Financial expenses	7	7
Depreciation and amortization expenses	21	33
Total Expenses	(116)	124

Income (loss) from continuing operations	$(27)	$(32)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner of the Local Limited Partnership included above.

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnership and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $2,000 for the three months ended March 31, 2017 and 2016.

Additionally, the Partnership reimburses NAPICO for administrative expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $0 and $7,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at March 31, 2017 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Event

The Partnership's management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws and/or that are based on the Partnership's current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership's business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans, plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership's beliefs and expectations are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," "could," "should," "would," "predict," "forecast," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership's control, including, without limitation: financing risk, including the availability and cost of financing and the risk that the Partnership's cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in the Local Limited Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership's interest in a Local Limited Partnership. As of March 31, 2017, the partnership had cash of approximately $391,000 compared to approximately $435,000 at December 31, 2016.

Results of Operations

At March 31, 2017, the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented as of such date. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the individual investment is carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. The Partnership received no distributions during the three months ended March 31, 2017 and 2016. The investment balance in the Local Limited Partnership had been reduced to zero as of March 31, 2017 and December 31, 2016.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. The Partnership made advances of approximately $31,000 during the three months ended March 31, 2017. There were no advances made during the three months ended March 31, 2016.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $2,000 for the three months ended March 31, 2017 and 2016.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $6,000 for the three months ended March 31, 2017 and 2016. General and administrative expenses were approximately $8,000 and $9,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in general and administrative expenses is primarily due to a decrease in investor relations expenses.

The Partnership, as a limited partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in an unconsolidated Local Limited Partnership, in which the Partnership's ownership percentage is 99%. However, based on the provisions of the partnership agreement of the Local Limited Partnership, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see "Note 1 - Organization and Summary of Significant Accounting Policies" of the financial statements in "Item 1. Financial Statements"). There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership Accordingly, the Partnership's maximum risk of loss related to this unconsolidated Local

Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See "Note 2 - Investments in and Advances to Local Limited Partnership" of the financial statements in "Item 1. Financial Statements" for additional information about the Partnership's investments in unconsolidated Local Limited Partnership.

Other

Bethesda and its affiliates owned 3,183 limited partnership interests in the Partnership representing 24.49% of the outstanding limited partnership interests in the Partnership at March 31, 2017. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership's Restated Certificate and Agreement of Limited Partnership, dated December 3, 1979, as amended on January 12, 2005 (the "Partnership Agreement"), holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of the Partnership's investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by this VIE and general market conditions.

At March 31, 2017 and December 31, 2016, the Partnership held variable interests in one VIE, the Local Limited Partnership, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

• the general partner is authorized to borrow funds on behalf of the Local Limited Partnership; and

• the Partnership, as a limited partner in the Local Limited Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entities' economic performance.

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIEs as a non-controlling limited equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which were zero at both March 31, 2017 and December 31, 2016. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnership

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage (99%). Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership's Regulatory Agreements with Connecticut Housing Finance Agency (“CHFA”) and the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as CHFA frequently retains it upon sale or dissolution of any Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership. Additionally, CHFA takes the position that any residual receipts from a sale would be retained by them.

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

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Partnership's management, with the participation of the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including the Senior Managing Director and SVP of Finance/CFO of Bethesda, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

REAL ESTATE ASSOCIATES LIMITED IV

By: National Partnership Investments, LLC
General Partner

Date: May 15, 2017	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: May 15, 2017	By: /s/Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

REAL ESTATE ASSOCIATES LIMITED IV

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1

Restated Certificate and Agreement of Limited Partnership, (complete text as amended)(filed as Exhibit 3.2 to the Partnership's Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

3.2

Amendment to Restated Certificate and Agreement of Limited Partnership (filed as Exhibit 3.1 to the Partnership's Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

31.1	Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 2013 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners' capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements.

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.