Form 10-Q
period 2018-06-30
REAL ESTATE ASSOCIATES LTD IV
filed 2018-08-08
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

PART 1 - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS

Cash and cash equivalents	$251	$331
Receivable - limited partners	25	25
Total assets	$276	$356

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$12	$20

Partners' equity:
General partners	44	45
Limited partners	220	291
Total partners' equity	264	336
Total liabilities and partners' equity	$276	$356

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$--	$--	$--	$--

Operating Expenses:
Legal and accounting	7	8	13	14
Management Fees - General Partner	2	2	4	4
General and administrative	8	15	15	23
Total operating expenses	17	25	32	41

Net loss from partnership operations	(17)	(25)	(32)	(41)
Advances in excess of investment	(40)	0	(40)	(31)

Net Loss	$(57)	$(25)	$(72)	$(72)

Net loss allocated to general partners (1%)	$(1)	$--	$(1)	$(1)

Net loss allocated to limited partners (99%)	$(56)	$(25)	$(71)	$(71)

Net loss per limited partnership interest	$(4.31)	$(1.92)	$(5.46)	$(5.46)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total
Partners' equity, December 31, 2017	$45	$291	$336

Net loss for the six months ended June 30, 2018	(1)	(71)	(72)

Partners' equity June 30, 2018	$44	$220	$264

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(72)	$(72)
Adjustments to reconcile net loss to net cash used in operating activities:
Advances in excess of investment	40	31
Changes in accounts:
Accounts payable and accrued expenses	(8)	(6)
Net cash used in operating activities	(40)	(47)

Cash flows used in investing activities:
Advances in excess of investment	(40)	(31)
Net cash provided (used in) investing accounts	(40)	(31)

Net decrease in cash and cash equivalents	(80)	(78)

Cash and cash equivalents, beginning of period	331	435

Cash and cash equivalents, end of period	$251	$357

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

At June 30, 2018 and December 31, 2017, there were 12,994.22 and 12,998.22 limited partnership interests outstanding, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest is computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,998.22 for the six months ended June 30, 2018 and 2017.

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

At June 30, 2018 and December 31, 2017, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement of the Local Limited Partnership, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

The VIE at June 30, 2018 consisted of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at both June 30, 2018 and December 31, 2017. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnership

As of June 30, 2018 and December 31, 2017, the Partnership held limited partnership interests in one Local Limited Partnership. The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units. The mortgage loans of this project are payable to or insured by various governmental agencies.

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

The investment is carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. There were no operating distributions from the Local Limited Partnership in which the Partnership's investment in the Local Limited Partnership has been reduced to zero for the six months ended June 30, 2018 and 2017.

Note 2 - Investments in and Advances to the Local Limited Partnership (continued)

The Partnership had no carrying value in investment in the Local Limited Partnership as of June 30, 2018 or December 31, 2017.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. The Partnership made advances of approximately $40,000 and $31,000 during the six months ended June 30, 2018 and 2017, respectively.

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2018 and 2017 for the Local Limited Partnership in which the Partnership has invested:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental and other income	$89	$86	$173	$176

Expenses
Operating	95	88	163	176
Financial	5	6	13	13
Depreciation and amortization	7	21	44	42
Total Expenses	107	115	220	231

Income (loss) from continuing operations	$(18)	$(29)	$(47)	$(55)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner of the Local Limited Partnership included above.

The partnership is actively marketing the Local Limited Partnership discussed above. On May 02, 2018 the property passed its Real Estate Assessment Center’s (REAC) inspection with a grade of 90. As of the date of this report no contracts have been signed regarding the sale of this property.

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnership and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. The management fee was approximately $4,000 for the six months ended June 30, 2018 and 2017.

Additionally, the Partnership reimburses NAPICO for administrative expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $7,000 for the six months ended June 30, 2018 and 2017.

Note 4 - Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at June 30, 2018 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a Local Limited Partnership or from the sale of the Partnership's interest in a Local Limited Partnership. As of June 30, 2018, the partnership had cash of approximately $251,000 compared to approximately $331,000 at December 31, 2017.

Results of Operations

At June 30, 2018, the Partnership had an investment in one Local Limited Partnership, which owns a housing project that was substantially rented as of such date. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus, the individual investment is carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. The Partnership received no distributions during the six months ended June 30, 2018 and 2017. The investment balance in the Local Limited Partnership had been reduced to zero as of June 30, 2018 and December 31, 2017.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in limited partnerships. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. The Partnership made advances of approximately $40,000 and $31,000 during the six months ended June 30, 2018 and 2017, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $4,000 for the six months ended June 30, 2018 and 2017.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $13,000 and $14,000 for the six months ended June 30, 2018 and 2017. General and administrative expenses were approximately $15,000 and $23,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The partnership is actively marketing the Local Limited Partnership discussed above. On May 02, 2018 the property passed its Real Estate Assessment Center’s (REAC) inspection with a grade of 90. As of the date of this report no contracts have been signed regarding the sale of this property.

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

Other

Bethesda and its affiliates owned 3,247.94 limited partnership interests in the Partnership representing 25% of the outstanding limited partnership interests in the Partnership at June 30, 2018. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers. Pursuant to the Partnership's Restated Certificate and Agreement of Limited Partnership, dated December 3, 1979, as amended on January 12, 2005 (the "Partnership Agreement"), holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2018 and December 31, 2017, the Partnership held variable interests in one VIE, the Local Limited Partnership, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with the VIEs as a non-controlling limited equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which were zero at both June 30, 2018 and December 31, 2017. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED IV

By:National Partnership Investments, LLC
General Partner

Date:August 8, 2018	By: /s/ Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: August 8, 2018	By: /s/ Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners' capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements.

(1)	Furnished but not filed.