Form 10-K
period 2019-12-31
REAL ESTATE ASSOCIATES LTD IV
filed 2020-03-12
CIK 355573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ [Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

The number of shares outstanding of the registrant’s common stock, as of February 26, 2020 is 12,994.22.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws and/or that is based on the Partnership’s current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership’s business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans and plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership’s beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” “could,” “should,” “would,” “predict,” “forecast” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; economic impacts to the Partnership as a result of reduced payments and restructuring of mortgage loans under federal law; national and local economic conditions, including concurrent inflation, changing legislation, the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; changes to projections of evaluations of effectiveness of financial reporting control procedures as a result of changes in conditions or the degree of compliance with procedures; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL IV currently holds limited partnership interests in one local limited partnership, Better Housing Associates LP (the "Local Limited Partnership"), as of December 31, 2019, after selling its interest in one local limited partnership in 2013, assigning its limited partnership interest in one local limited partnership in 2012 and two local limited partnerships in 2011, losing its interest in one local limited partnership to foreclosure in 2006, selling one local limited partnership in 2005, having two properties foreclosed during 2000 and selling its interests in twenty local limited partnerships in 1998. The Local Limited Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by various governmental agencies.

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

Item 1A.     Risk Factors

Not applicable.

Item 2.       Properties

During 2019, the project in which REAL IV had invested was substantially rented. The following is a schedule of the occupancy status as of December 31, 2019 of the projects owned by the Local Limited Partnership.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL IV HAS AN INVESTMENT

DECEMBER 31, 2019

			Units
			Authorized
		Financed,	For Rental	Occupancy Percentage
		Insured and	Assistance	For the Years ended
	No. of	Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8	2019	2018

95 Vine Street	31	(A)	30	97%	98%
Hartford, CT

(A)Section 8 of Title II of the Housing and Community Development Act of 1974. Financing is provided by the Connecticut Housing Finance Authority.

Ownership Percentages

The following table details the Partnership’s ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership.  All interests are limited partnership interests.  Also included is the total mortgage encumbrance on each property of the Local Limited Partnership as of December 31, 2019.

	Real IV	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Better Housing Associates LP	99%	$310	$604

Although the Local Limited Partnership owns an apartment complex that must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, management believes that this insulates the project from market competition.

As disclosed in an October 3, 2019 filing on Form 8-K, on September 20, 2019, the Local Limited Partnership entered into a purchase and sale contract (“Agreement”) to sell the property located at 95 Vine Street, Hartford, CT to a third party, Hartford Preservation A LLC, a Connecticut limited liability company, in exchange for the sum of $1,550,000. The closing of the dale is currently expected to occur on or about August 1, 2020. The Partnership expects to receive $200,000 in proceeds from the sale. The foregoing description is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.1 to this report.

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

PART II

Item 5.       Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The limited partnership interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2019, there were 1,844 registered holders of 12,994.22 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in local limited partnerships. During the years ended December 31, 2019 and 2018, the Partnership did not distribute any funds to its limited partners.

Bethesda and its affiliates owned 3,565.95 limited partnership interests in the Partnership representing 27.44% of the outstanding limited partnership interests in the Partnership at December 31, 2019. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

Item 6.       Selected Financial Data

Not applicable.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investments in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations for the foreseeable future. However, should the fund be unable to sell or otherwise dispose of the Local Limited partnership within the next several years, an advance from the general partner may be required.

The Partnership's primary source of funds consists of distributions from the local limited partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds is from the sale of a property held by a local limited partnership or from the sale of the Partnership’s interest in a local limited partnership. As of December 31, 2019 and 2018, the Partnership had cash of approximately $145,000 and $231,000, respectively.

As disclosed in an October 3, 2019 filing on Form 8-K, on September 20, 2019, the Local Limited Partnership entered into a purchase and sale contract (the “Agreement”) to sell the property located at 95 Vine Street, Hartford, CT to a third party, Hartford Preservation A LLC, a Connecticut limited liability company, in exchange for the sum of $1,550,000. The closing of the sale is currently expected to occur on or about August 1, 2020. The Partnership Expects to receive $200,000 in proceeds from the sale. The foregoing description is qualified in its entirety by reference to the Agreement, a copy of which is filed in Exhibit 10.1 to this report.

Results of Operations

At December 31, 2019 and 2018, the Partnership had investments in one Local Limited Partnership, which owns a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing and selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. Thus, the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and any impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. During the years ended December 31, 2019 and 2018, the Partnership received no distribution from operations of the Local Limited Partnership. The investment balance in the Local Limited Partnership had been reduced to zero prior to December 31, 2011.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are charged to expense. While not obligated to make advances in the Local Limited Partnership, the Partnership may make these advances in order to protect its economic investment in the Local Limited Partnership. Advances of $0 and $49,000 were made during the years ended December 31, 2019 and 2018, respectively.

There was no recognition of equity in income or losses from the Local Limited Partnership for the years ended December 31, 2019 and 2018, as the Partnership’s investment in the Local Limited Partnerships had been reduced to zero prior to December 31, 2011.

Total revenues from continuing operations for the Local Limited Partnership were approximately $371,000 and $359,000 for each of the years ended December 31, 2019 and 2018, respectively. Total expenses from continuing operations for the Local Limited Partnership were approximately $406,000 and $454,000 for the years ended December 31, 2019 and 2018, respectively.

Total loss from continuing operations for the Local Limited Partnership was approximately $35,000 and $95,000 for the years ended December 31, 2019 and 2018, respectively. The loss from continuing operations allocated to the Partnership was approximately $34,600 for 2019 and approximately $94,000 for 2018, however, these amounts are not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partner and is calculated at 0.4 percent of the original remaining invested assets as of the beginning of the year. The fee is paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $7,000 for each of the years ended December 31, 2019 and 2018.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $29,000 for the years ended December 31, 2019 and 2018, respectively. The increase in legal and accounting fees was primarily due to an increase in legal costs related to a potential sale of the Local Limited Partnership. General and administrative expenses were approximately $38,000 and $29,000 for the years ended December 31, 2019 and 2018, respectively. The increase in General and administrative expenses was due primarily to an increase in investor relations expenses.

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

At December 31, 2019 and 2018, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The sole VIE at December 31, 2019 consists of the Local Limited Partnership, which is directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2019 and 2018. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.       Financial Statements and Supplementary Data

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2019 and 2018

Statements of Operations - Years ended December 31, 2019 and 2018

Statements of Changes in Partners’ Capital - Years ended December 31, 2019 and 2018

Statements of Cash Flows - Years ended December 31, 2019 and 2018

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners

Real Estate Associates Limited IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Real Estate Associates Limited IV (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Destin, Florida

March 11, 2020

REAL ESTATE ASSOCIATES LIMITED IV

BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$ 145	$ 231
Receivables – limited partners	25	25
Total assets	$ 170	$ 256

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 31	$ 34

Partners' capital:
General partners	43	44
Limited partners	96	178
Total partners’ capital	139	222
Total liabilities and partners’ capital	$ 170	$ 256

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2019	2018

Revenues:	$ --	$ --

Operating expenses:
Legal and accounting	38	29
Management fees – General Partner	7	7
General and administrative	38	29
Total operating expenses	83	65

Loss from partnership operations	(83)	(65)
Advances in excess of investment	(0)	(49)

Net (loss)	$ (83)	$ (114)

Net (loss) allocated to general partners (1%)	$ (1)	$ (1)
Net (loss) allocated to limited partners (99%)	$ (82)	$ (113)

Net (loss) per limited partnership interest	$ (6.31)	$ (8.69)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital, January 1, 2018	$ 45	$ 291	$ 336

Net (loss) for the year
ended December 31, 2018	(1)	(113)	(114)

Partners’ capital, December 31, 2018	44	178	222

Net (loss) for the year
ended December 31, 2019	(1)	(82)	(83)

Partners’ capital, December 31, 2019	$ 43	$ 96	$ 139

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$ (83)	$ (114)
Adjustments to reconcile net (loss) to net cash used in operating activities
Advances in excess of investment in
Local Limited Partnership	0	49
Changes in accounts:
Accounts payable and accrued expenses	(3)	14
Net cash used in operating activities	(86)	(51)
Cash flows used in investing activities:
Advances to Local Limited Partnership	(0)	(49)
	(0)	(49)

Net decrease in cash and cash equivalents	(86)	(100)
Cash and cash equivalents, beginning of the year	231	331

Cash and cash equivalents, end of the year	$ 145	$ 231

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2019 and 2018.

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

Abandonment of Limited Partnership Interests

At December 31, 2019 and 2018, the Partnership had outstanding 12,994.22 limited partnership interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. During the years ended December 31, 2019 and 2018, the number of limited partnership interests decreased by 0 and four, respectively.

Net Income (loss) and Distribution per Limited Partnership Interest

Net income (loss) per limited partnership interest is computed by dividing the limited partners’ share of net income (loss) and distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,994.22 and 12,998.22 for the years ended December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recognized during the years ended December 31, 2019 and 2018.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its assets and liabilities at December 31, 2019 approximated their fair value due to the short term maturity of these instruments.

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

At December 31, 2019 and 2018, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The sole VIE at December 31, 2019 consisted of the Local Limited Partnership, which was directly engaged in the ownership and management of one apartment property with a total of 31 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2019 and 2018. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2019 and 2018, the Partnership held limited partnership interests in one local limited partnership, Better Housing Associates LP (the “Local Limited Partnership”). The Local Limited Partnership owns a residential low income rental project consisting of 31 apartment units at December 31, 2019 and 2018, respectively. The mortgage loans of the project are payable to or insured by various governmental agencies.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the years ended December 31, 2019 and 2018, the Partnership received no distributions from operations of the Local Limited Partnership.

At December 31, 2019 and 2018, the investment balance of the Local Limited Partnership had been reduced to zero.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. There were $0 and $49,000 advances made to the Local Limited Partnership during the years ended December 31, 2019 and 2018, respectively.

The difference between the investment per the accompanying balance sheets at December 31, 2019 and 2018, and the equity per the Local Limited Partnership’s condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnership, additional basis and costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its distributions from the Local Limited Partnership are individually not material to the overall financial position of the Partnership, the following unaudited condensed combined balance sheets of the aforementioned Local Limited Partnership as of December 31, 2019 and 2018 and the condensed combined results of operations for each of the two years ended December 31, 2019 and 2018 are as follows:

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

Condensed Combined Balance Sheets of the Local Limited Partnership (in thousands – unaudited)

	December 31,
	2019	2018
Assets:
Land	$ 345	$ 345
Buildings and improvements	2,907	2,894
Accumulated depreciation	(2,546)	(2,458)
Other assets	144	119
Total Assets	$ 850	$ 900
Liabilities and Partners’ Deficit:
Mortgage notes payable	$ 604	$ 618
Other liabilities	1,386	1,387
Partners’ deficit	(1,140)	(1,105)
Total Liabilities and partners’ deficit	$ 850	$ 900

Condensed Combined Results of Operations of the Local Limited Partnership
(in thousands - unaudited)
	Years Ended December 31,
	2019	2018
Revenues
Rental income	$ 371	$ 359

Expenses
Operating expense	281	331
Financial and entity expenses	36	34
Depreciation and amortization expenses	89	89
Total expenses	406	454
Loss from continuing operations	$ (35)	$ (95)

Real Estate and Accumulated Depreciation of the Local Limited Partnership

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnership: (in thousands – unaudited)

Description	Encumbrances	Land	Buildings and Personal Property	Total	Accumulated Depreciation	Date of Construction

Better Housing Assoc. LP	$ 604	$ 345	$2,907	$3,252	$2,546	1982-83

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

Reconciliation of Real Estate and Accumulated Depreciation

(in thousands - unaudited)

	Years Ended December 31,
	2019	2018
Real Estate
Balance at beginning of year	$ 3,239	$ 3,227
Property improvements	13	12
Disposals of property	--	--
Balance at end of year	$ 3,252	$ 3,239

Accumulated Depreciation
Balance at beginning of year	$ 2,458	$ 2,369
Depreciation expense	88	89
Disposals of property	--	--
Balance at end of year	$ 2,546	$ 2,458

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnership at the beginning of the year. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the Local Limited Partnership. The management fee was approximately $7,000 for the years ended December 31, 2019 and 2018. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $10,000 and $9,000 for the years ended December 31, 2019 and 2018, respectively.

Bethesda and its affiliates owned 3,565.94 limited partnership interests in the Partnership representing 27.44% of the outstanding limited partnership interests in the Partnership at December 31, 2019. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

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

REAL ESTATE ASSOCIATES LIMITED IV

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Note 4 – Income Taxes (continued)

A reconciliation follows:

	Years Ended December 31
	2019	2018
	(in thousands)
Net income per financial statements	$ (83)	$ (114)
Add (deduct):
Partnership’s share of Local Limited Partnership	31	36
Federal taxable income	$ (52)	$ (78)
Federal taxable income per limited partnership interest	$ (4.00)	$ (6.00)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Net assets as reported	$ 139	$ 222
Differences in basis of assets and liabilities:
Investment in Local Limited Partnership	(1,271)	(1,302))
Syndication costs	3,565	3,565
Net assets - tax basis	$ 2,433	$ 2,485

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Distributions

During the years ended December 31, 2019 and 2018, the Partnership made no distributions to the limited partners.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2019, the Partnership’s internal control over financial reporting is effective.

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

(b)Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below:

Name	Age	Position
Brian Flaherty	51	Senior Managing Director
Joseph Dryden	58	SVP of Finance/CFO

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

Based solely on a review of reports furnished to the Partnership during the 2019 fiscal year or written representations from the officers of the General Partner, and except as previously disclosed, no directors, officers or 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2019 fiscal year.

Item 11.     Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2019.

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

Name and address of beneficial owner	Number of limited partnership interests and nature of beneficial ownership	Percentage
Bethesda Holdings II, LLC Denver, CO	3,565.94 Parent corporation of NAPICO	27.44%

(b)None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Registrant.

(c)The Partnership does not have any equity compensation plans.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnership at the beginning of the year. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the Local Limited Partnership. The management fee was approximately $7,000 for each of the years ended December 31, 2019 and 2018. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $10,000 and $9,000 for the years ended December 31, 2019 and 2018, respectively.

Bethesda and its affiliates owned 3,565.94 limited partnership interests in the Partnership representing 27.44% of the outstanding limited partnership interests in the Partnership at December 31, 2019. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests, either through private purchases or tender offers. Pursuant to the Partnership Agreement, holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

Neither the Partnership nor the General Partner has a board of directors.

Item 14.     Principal Accounting Fees and Services

Audit Fees. Fees for audit services totaled approximately $14,500 for both 2019 and 2018, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. None

Tax Fees. Fees for tax services totaled approximately $10,000 for both 2019 and 2018, respectively.

All Other Fees. None

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2019 and 2018.

Statements of Operations for the years ended December 31, 2019 and 2018.

Statements of Changes in Partners' Capital for the years ended December 31, 2019 and 2018.

Statements of Cash Flows for the years ended December 31, 2019 and 2018.

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

REAL ESTATE ASSOCIATES LIMITED IV

By:National Partnership Investments, LLC
General Partner

Date: March 11, 2020	By: /s/ Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: March 11, 2020	By: /s/ Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Flaherty	Senior Managing Director	Date: March 11, 2020
Brian Flaherty

/s/ Joseph Dryden	SVP of Finance/CFO	Date: March 11, 2020
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

10.1Agreement for Purchase and Sale of Real Property, by and between Better Housing Associates, Limited Partnership, a Connecticut limited liability company, and Hartford Preservation A LLC, a Connecticut limited liability company.

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

32.1Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited IV’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ equity, (iv) statements of cash flows, and (v) notes to financial statements.

(1)Furnished but not filed.